Form 10-Q
period 2007-03-31
Superior Offshore International Inc.
filed 2007-05-17
CIK 1372326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33412
Superior Offshore International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1264943
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

900 S. College Road
Suite 301
Lafayette, Louisiana	70503
(Address of principal executive offices)	(Zip Code)
(337) 223-5933
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐          No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑
     As of May 15, 2007, the registrant had 25,666,667 shares of common stock, par value $0.01 per share, outstanding.

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	1
Condensed Consolidated Balance Sheets – March 31, 2007 (Unaudited) and December 31, 2006	1
Condensed Consolidated Statements of Operations (Unaudited) – Three months ended March 31, 2007 and 2006	2
Condensed Consolidated Statements of Cash Flows (Unaudited) – Three months ended March 31, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Item 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signatures	28
Employment Agreement - Louis E. Schaefer, Jr.
Employment Agreement - James J. Mermis
Employment Agreement - Roger D. Burks
Employment Agreement - R. Joshua Koch, Jr.
Employment Agreement - John F. Guarisco
Employment Agreement - Patrice Chemin
Certification of PEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of PEO Pursuant to Section 906
Certification of PFO Pursuant to Section 906

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,480,928	$2,556,068
Accounts receivable, net of allowance for doubtful accounts of $980,797 and $1,084,453, respectively	45,619,088	38,452,431
Unbilled receivables	5,582,864	17,258,245
Inventory	750,550	693,432
Other current assets	4,427,874	3,384,123

Total current assets	58,861,304	62,344,299

Property and equipment, at cost:	102,527,665	75,631,856
Less accumulated depreciation	(7,350,208)	(6,279,126)

Net property and equipment	95,177,457	69,352,730

Other assets:
Restricted cash	76,376,212	4,813,662
Other assets	14,434,065	6,301,527

Total assets	$244,849,038	$142,812,218

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$30,342,126	$31,250,286
Accrued expenses	5,493,916	9,743,789
Line of credit	—	4,218,470
Notes payable, current portion	1,230,335	3,608,132
Other current liabilities	14,303,960	14,676,510

Total current liabilities	51,370,337	63,497,187
Notes payable, net of current portion	109,165,319	9,759,385
Line of credit	8,066,810	—
Deferred income taxes	6,055,665	5,007,363

Total liabilities	174,658,131	78,263,935

Commitments and contingencies
Stockholders’ equity:
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 14,836,667 shares issued and outstanding in 2007 and 2006	148,367	148,367
Preferred Stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	—	—
Accumulated other comprehensive income	782,252	894,956
Retained earnings	69,260,288	63,504,960

Total stockholders’ equity	70,190,907	64,548,283

Total liabilities and stockholders’ equity	$244,849,038	$142,812,218

See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Diving services, net	$52,467,179	$45,796,051
Fabrication	1,867,129	3,500,949
Other	—	74,670

	54,334,308	49,371,670

Costs of revenues (excluding depreciation and amortization)	33,094,499	23,885,166
Selling, general and administrative	11,059,682	6,086,211
Depreciation and amortization	1,170,110	731,383

Income from operations	9,010,017	18,668,910
Interest expense (income), net	(225,412)	335,153

Income before income taxes	9,235,429	18,333,757
Provision for income taxes	3,050,101	6,416,815

Net income	$6,185,328	$11,916,942

Earnings per share:

Basic and diluted	$0.42	$0.80

Weighted average shares outstanding	14,836,667	14,836,667

See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities:
Net income	$6,185,328	$11,916,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,170,110	731,383
Other	1,222,515	167,393
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts and unbilled receivables	4,437,535	(11,585,335)
Inventory	(57,118)	(19,386)
Other assets	(2,817,710)	788,073
Accounts payable and accrued expenses	(5,158,033)	3,073,134
Other liabilities	(120,337)	2,023,668

Net cash provided by operating activities	4,862,290	7,095,872

Cash flows used in investing activities:
Purchase of property and equipment, net of acquisitions	(30,111,871)	(7,821,102)
Proceeds from disposal of assets	61,403	—
Acquisition of businesses, net of cash acquired	(969,688)	—
Deposits in restricted cash	(71,562,550)	(2,010,904)

Net cash used in investing activities	(102,582,706)	(9,832,006)

Cash flows provided by financing activities:
Payments on notes payable, net of assumed debt	(13,871,086)	(423,661)
Proceeds from notes payable	110,899,223	3,233,744
Draws (payments) on line of credit, net	3,848,340	(2,152,232)
Debt issuance cost	(2,801,201)	—
Dividend paid	(430,000)	—

Net cash provided by financing activities	97,645,276	657,851

Decrease in cash and cash equivalents	(75,140)	(2,078,283)
Cash and cash equivalents, beginning of period	2,556,068	3,382,032

Cash and cash equivalents, end of period	$2,480,928	$1,303,749

Supplemental cash flow disclosures
Cash paid for income taxes	$2,000,000	$—
Cash paid for interest	1,336,641	288,403
See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) Organization and Basis of Presentation
     The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Superior Offshore International, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). The Company generates revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries operating on the outer continental shelf of the Gulf of Mexico. The Company’s customers include most of the top 20 crude oil and natural gas producers and most of the top 20 gathering and transmission companies operating in that region.
     Effective on April 18, 2007, Superior Offshore International, L.L.C., a Louisiana limited liability company, merged with and into the Company. Upon the effectiveness of the merger, the Company had outstanding 14,836,667 shares of common stock as a result of the issuance of approximately 14,836.67 shares of common stock for each outstanding limited liability company interest in Superior Offshore International, L.L.C. This recapitalization has been retroactively reflected in historical capital balances and earnings per share amounts for all periods presented in the accompanying condensed consolidated financial statements. The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.
     The Company’s unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Prospectus, dated April 19, 2007 and filed with the SEC on April 20, 2007 under Rule 424(b) of the Securities Act of 1933, relating to the Company’s initial public offering (the “IPO Prospectus”). The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
     The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(2) Initial Public Offering
     On April 25, 2007, the Company completed its initial public offering of 11,691,667 shares of its common stock, par value $0.01 per share, including 3,025,000 shares sold by selling stockholders (the “Offering”), as described in its Registration Statement on Form S-1 (Registration No. 333-136567) and the IPO Prospectus. The shares sold by the selling stockholders included 1,525,000 shares subject to the underwriters’ over-allotment option, which was exercised in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and estimated expenses of the Offering, of approximately $119,400,000. After making the payments and dividend described below, the Company retained $17,943,894 of such proceeds for future capital expenditures, including progress payments relating to the construction of the Superior Achiever and the upgrade and refurbishment of the Gulf Diver IV. On April 25, 2007, the Company:
•	repaid in full the senior secured term loan using $68,385,109 of the proceeds from the Offering and $43,496,441 of the proceeds previously received from the senior secured term loan that were held in a segregated account;

•	used $6,571,000 of the proceeds from the Offering to repay outstanding borrowings under the senior secured credit facility; and

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
•	used $28,000,000 of the proceeds from the Offering to pay a special cash dividend to the existing stockholders.
(3) Property and Equipment
     Property and equipment at March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Land	$—	$174,068
Furniture and fixtures	1,278,551	1,100,041
Machinery and equipment	5,896,456	5,988,619
Diving vessels and equipment	27,057,408	22,195,063
Automobiles, trucks, and trailers	851,238	976,041
Leasehold improvements	440,119	432,236
Buildings	179,007	179,007
Construction in progress	66,824,886	44,586,781

	$102,527,665	$75,631,856

     Included in construction in progress at March 31, 2007 are the Gulf Diver IV, which the Company expects to place in service by the end of 2007, and the Superior Achiever, which the Company expects to place in service during the second half of 2008. During the first quarter of 2007, the Company paid €6,173,500 (or $8,010,116) of scheduled payments to the shipbuilder for the construction of the Superior Achiever. In addition, the Company has reached an agreement with the shipbuilder to accelerate the payment schedule in lieu of posting additional cash to the collateralized letter of credit in favor of the shipbuilder. As of March 31, 2007, the total future contractual payments are €30,867,700 (or $40,050,515) in 2007 and €12,347,000 (or $16,020,232) in 2008. As a result of the change in the payment schedule, the Company made a payment of €12,347,100 (or $16,020,232) on each of April 2, 2007 and May 4, 2007. Three remaining payments of €6,173,500 (or $8,010,116) are now due on December 27, 2007, January 2, 2008 and June 30, 2008.
(4) Lines of Credit
     The Company entered into a line of credit agreement dated April 12, 2005, as amended, with JPMorgan Chase Bank, N.A. (“JPMorgan”) that provided for borrowings up to $5,500,000, the amount of which was later increased to $30,000,000 as of December 31, 2006. Borrowings outstanding at December 31, 2006 totaled $4,218,470 and bore interest at 7.25% (0.50% above the prime rate of JPMorgan).
     The Company entered into a $110,000,000 senior secured term loan on February 27, 2007, the proceeds of which were used to repay all outstanding indebtedness. See Note 5 for further discussion of the senior secured term loan. Also on February 27, 2007, the Company entered into a senior secured credit facility with a syndicate of financial institutions, which replaced the line of credit noted above. The senior secured credit facility provides for $20,000,000 in revolving credit loans, which must be repaid by February 2010. The amount from time to time available under the senior secured credit facility may not exceed the sum of up to 85% of the Company’s eligible accounts receivable less reserves established by the administrative agent in its permitted discretion, as that term is described in the credit agreement. The senior secured credit facility also includes availability for letters of credit in an amount not to exceed $17,000,000. As of March 31, 2007, $16,025,618 was deposited in escrow (restricted cash) to secure letters of credit required for the construction of the Superior Achiever and other capital projects. The Company had $8,066,810 outstanding under the senior secured credit facility as of March 31, 2007. The proceeds of the senior secured credit facility may be used for the Company’s general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness. The Company used $6,571,000 of the proceeds from the Offering to repay outstanding borrowings under the senior secured credit facility. See Note 2 for further discussion of the Offering.
     Borrowings under the senior secured credit facility bear interest, at the Company’s option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, or (2) LIBOR (as adjusted for

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
statutory reserve requirements for eurocurrency liabilities) plus a spread ranging from 1.75% to 2.25%, subject to a performance-based grid. The effective interest rate on these borrowings was 8.25% as of March 31, 2007.
     The Company is obligated to pay the lenders certain fees on the average daily unadvanced portion of the lenders’ loan commitments, and certain fees for issuance of letters of credit.
     Borrowings under the senior secured credit facility are subject to mandatory prepayment (1) with the proceeds of any asset sales, (2) with the proceeds of any sales of the Company’s equity securities, (3) with the proceeds from any debt issuances, and (4) with any insurance proceeds received in excess of $500,000 with respect to the collateral, subject, in each case, to certain exceptions.
(5) Notes payable
     Notes payable of the Company consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Senior secured term loan due in five equal quarterly installments of $275,000 beginning June 30, 2007, $825,000 of principal due in 2007 and in equal quarterly installments of $3,750,000 beginning September 30, 2008, with the balance payable in February 2012, interest at JPMorgan’s prime rate plus 0.50% per annum (8.82 % at March 31, 2007)	$110,000,000	$—
Note payable to bank due in monthly installments of principal of $78,571 plus interest through April 2010, with a final balloon payment of $1,964,286 due on April 12, 2010, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	5,028,571
Note payable to bank due in monthly installments of principal of $37,500 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	2,025,000
Note payable to bank due in monthly installments of principal of $30,000 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	1,620,000
Non-revolving line of credit with a maximum aggregate principal of $3,600,000	—	2,908,518
Insurance premium financing note due in monthly installments of $227,453 from May 12, 2006 through January 12, 2007 (7.9% per annum)	—	225,940
Insurance premium financing note due in monthly installments of $225,783 from August 1, 2006 through April 1, 2007 (7.9% per annum)	—	888,538
Other notes payable	395,654	670,950

	110,395,654	13,367,517
Less principal due within one year	(1,230,335)	(3,608,132)

Total long-term notes payable	$109,165,319	$9,759,385

     The option to draw down on the non-revolving line of credit expired on June 15, 2006 and was renegotiated to a fixed term loan with monthly principal payments of $37,500 plus interest effective July 28, 2006. The notes accrued interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006).
     On February 27, 2007, the Company entered into a senior secured term loan with a syndicate of financial institutions. The senior secured term loan is in an aggregate principal amount of $110,000,000. The senior secured term loan is repayable in five equal quarterly installments of $275,000 beginning June 30, 2007, $825,000 of principal due in 2007 and in equal quarterly installments of $3,750,000 beginning September 30, 2008, with the balance payable in February 2012. The senior secured term loan will bear interest, at the Company's option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, in each case plus a spread

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
equal to a performance-based grid, or (2) LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus 3.5%.
     As of March 31, 2007, $60,257,397 of the proceeds from the senior secured term loan was held in a segregated account (restricted cash) and will be released periodically as payments under the construction contract for the Superior Achiever, and for related equipment purchases, become due.
     The Company used the proceeds from the senior secured term loan to repay all outstanding indebtedness, and the Company terminated its existing line of credit agreement and revolving credit agreement as of February 27, 2007 upon repayment. The debt facilities contain financial covenants including (i) a maximum capital expenditures limit and (ii) a minimum fixed charge coverage ratio. Compliance with these financial covenants is measured quarterly. All of the financial covenants are measured with results from the most recent 12-month period then ended. As of March 31, 2007, the Company was in compliance with all of the financial covenants of the senior secured credit facility.
     On April 25, 2007, the Company repaid in full the senior secured term loan using $68,385,109 of the proceeds from the Offering and $43,496,441 of the proceeds previously received from the senior secured term loan that were being held in a segregated account. See Note 2 for further discussion of the Offering.
     The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2007 are: $1,230,335 in Year 1, $11,652,644 in Year 2, $15,121,863 in Year 3, $15,015,812 in Year 4, $67,375,000 in Year 5 and $0 thereafter. Aggregate maturities of long-term debt include the senior secured term loan that was repaid in full from the proceeds of the Offering on April 25, 2007.
     Interest expense on outstanding debt, net of capitalized interest, was $185,526 and $371,349 for the three months ended March 31, 2007 and 2006, respectively. Interest capitalized for the three months ended March 31, 2007 and 2006 was $1,400,616 and $46,217, respectively. Interest income for the three months ended March 31, 2007 and 2006 was $410,938 and $36,196, respectively.
(6) Commitments and Contingencies
     (a) Leases
     On January 4, 2007, the Company entered into an agreement to lease a crane. The Company was obligated to make lease payments of $17,322 per month beginning February 2007; however, the lease subsequently was paid off in the first quarter of 2007 through the purchase of the crane in the amount of $859,159.
     On February 26, 2007, the Company entered into a new lease agreement with a company that Mr. Louis E. Schaefer, Jr., the Chairman of the Board of the Company, owns in respect of the Company’s property in Houston, Texas. The agreement provides for monthly payments of $3,000 and may be terminated by either party upon 30 days’ notice.
     On February 26, 2007 the Company entered into two new lease agreements with a company that Mr. Schaefer owns in respect of the Company’s property in Belle Chasse, Louisiana. Each agreement has a term of three years and provides for monthly payments of $3,500 and $1,500, respectively.

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
     (b) Purchase Commitments
     On September 21, 2006, the Company entered into a definitive agreement for the construction of the Superior Achiever, a DP III deepwater construction and dive support vessel, for €61,735,500 (or approximately $80,000,000 based on current exchange rates at the time of payment of the initial commitment fee and the first installment payment and reflecting the exchange rate set forth in the Company’s currency hedging agreement relating to the remaining installments described below). On November 8, 2006, the Company entered into a hedging transaction with the purpose and effect of capping the exchange rate, at 1.2975 U.S. dollars to 1 Euro, on $72,091,436 of payments relating to the construction of the vessel through June 2008. The Company expects to place the vessel in service in the second half of 2008. As of March 31, 2007, the Company had paid the shipbuilder €20,182,122 (or approximately $25,815,028), which is included in property and equipment.
     On December 1, 2006, the Company entered into a purchase agreement to acquire the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of Subtech Diving (Pty) Ltd. and Subtech Marine (Pty) Ltd. (“Subtech Diving and Marine”) for $3,800,000. In addition, the Company may pay up to an additional $4,000,000 in the third quarter of 2007 based on the financial performance of the Company’s Subtech subsidiary through June 2007. See Note 10 for further discussion of the acquisition.
     On March 8, 2007, the Company finalized the purchase agreement to acquire a saturation diving system relating to the construction of the Superior Achiever for $16,900,000 due in various installments through June 2008. The Company was required to deposit $1,690,000 upon entering into the contract, which is included in property and equipment.
     On March 29, 2007, the Company entered into a purchase agreement to acquire a remotely operated vehicle, or ROV, for $4,089,216 due in various installments through May 2007. The Company made a deposit of $1,022,304 in April 2007.
     (c) Litigation
     The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business. The Company does not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on its financial condition or results of operations.
(7) Major Customers
     The Company derived a substantial portion of its revenues from two customers that accounted for approximately 56.7% and 10.3% of total revenues for the three months ended March 31, 2007. The Company derived a substantial portion of its revenues from two customers that accounted for approximately 24.8% and 13.5% of total revenues for the three months ended March 31, 2006.
     At March 31, 2007 a significant portion of the Company’s accounts receivable related to three major customers which accounted for 68% of the total accounts receivable (including unbilled receivable). Total accounts receivable related to these customers totaled $35,626,183 at March 31, 2007.
(8) Contributions to Employee Benefit Plan
     The Company sponsors a contributory 401(k) Plan in which salaried employees become eligible after completing one year of service and attaining age 21. The plan allows participants to contribute up to the Internal Revenue Service limit of $15,500 for 2007 (plus an additional amount not to exceed $5,000 for employees over the age of 50), with the Company making safe harbor contributions as needed and possible discretionary contributions. Plan expense for the three months ended March 31, 2007 and 2006 was $236,714 and $151,845, respectively.

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(9) Recent Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. Any interest or penalties assessed are classified as income tax expenses.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 on January 1, 2007. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.
(10) Acquisition
     Effective December 1, 2006, the Company, through a wholly owned subsidiary, acquired the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of South Africa-based Subtech Diving and Marine for approximately $2,800,000 (of which $969,688 was paid in January 2007), net of approximately $1,000,000 cash acquired. In addition, additional contingent consideration of up to $4,000,000 may be paid in the third quarter of 2007 based on the financial performance of the Company’s Subtech subsidiary through June 2007. The acquisition was financed through cash from operations.
     The acquisition was accounted for using the purchase method of accounting in accordance with US GAAP, with the purchase price paid by the Company being allocated to the net assets acquired from Subtech Diving and Marine, as of the acquisition date, based on their estimated fair values. The allocation of the purchase price was based on preliminary estimates subject to further assessment and adjustment pending the results of the Company’s final appraisals. The $4,000,000 total contingent consideration is probable, and thus, recorded in other current liabilities at present value, as of March 31, 2007.
     Subtech Diving and Marine’s results of operations have been included in the Company’s Consolidated Statement of Operations since December 1, 2006. Subtech Diving and Marine’s income from operations was approximately $2,373,000 for the three months ended March 31, 2007. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.
(11) Comprehensive Income
     The unaudited components of total comprehensive income for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Net Income	$6,185,328	$11,916,942
Unrealized gain on foreign currency hedges, net of tax of $51,545	95,726	—
Foreign currency translation losses	(208,430)	—

Total comprehensive income	$6,072,624	$11,916,942

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
     The components of accumulated other comprehensive income (loss), as of the periods noted, were as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Unrealized gain on foreign currency hedges, net of tax of $589,749	$1,095,248	$999,522
Cumulative Foreign currency translation losses	(312,996)	(104,566)

Accumulated other comprehensive income	$782,252	$894,956

(12) Share-Based Compensation
     On April 19, 2007, prior to the completion of the Offering, the Company granted 2,163,333 shares of restricted stock under the Superior Offshore International 2007 Stock Incentive Plan to certain of its executive officers, employees and directors and options to purchase an aggregate of 752,000 shares of common stock under the Superior Offshore International 2007 Stock Incentive Plan to certain of its employees. The shares of restricted stock granted are subject to graded vesting over a four-and-a-half year period. The Company determined the fair value of restricted stock awards based on the market price of its common stock on the date of grant.
     The options to purchase shares of common stock that were granted prior to the completion of the Offering vest in equal increments over four years, beginning on April 25, 2008. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life of each issuance was based on the midpoint between the contractual vesting period and the 10-year expiration of the options, if unexercised. As actual post-vest termination data results are obtained in future years, the Company will transition to an expected life based on historical exercise trends. The expected volatility is based on the average reported historical volatility of the Company’s competitors for a period approximating the expected life. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The following table presents the weighted-average assumptions used in the option pricing model:

Expected life (years)	6.25
Risk—free interest rate	4.8%
Volatility	56.0%
Dividend yield	0.0%
Weighted—average fair value per share at grant date	$8.79
     Compensation cost on all share-based awards will be recognized on a straight-line basis over the vesting or service period, net of forfeitures. The Company estimates that its compensation expense, net of tax, from the amortization of share-based payments for awards made prior to the completion of the Offering will be approximately $4,798,000 in 2007, $5,055,000 in 2008, $5,280,000 in 2009 and $5,496,000 in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as with our audited consolidated financial statements and notes thereto appearing in our Prospectus, dated April 19, 2007 and filed with the SEC on April 20, 2007, relating to our initial public offering (the “IPO Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption “Risk Factors” in our IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.
Our Business
     We generate revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries on the outer continental shelf of the Gulf of Mexico. Our customers include most of the top 20 crude oil and natural gas producers and most of the top 20 gathering and transmission companies operating in that region.
     We experienced significant demand for our services in 2005 and 2006. We believe that this demand is primarily attributable to strong exploration and production capital spending levels, which are the result of favorable conditions in the crude oil and natural gas markets, and a substantial increase in construction, repair and salvage work following hurricanes in the Gulf of Mexico in 2004 and 2005.
     In order to help satisfy the increased demand for subsea construction and commercial diving services, we have significantly expanded our capacity by acquiring vessels, chartering vessels on both a long- and short-term basis and hiring diving and marine personnel. In addition, during the same period we have broadened the scope of the services we provide to include higher-margin subsea and deepwater construction services. In addition, we regularly seek to provide services to third-party vessels and charter vessels on a short-term basis during periods of high demand for our subsea construction and commercial diving services.
     We perform our services under dayrate or fixed-price contracts that are typically awarded through a competitive bid process. In the current environment, all of our contracts are being performed on a dayrate basis. Under a dayrate contract, we are paid a daily rate, which consists of a base rate for our vessel and crews as well as cost reimbursements for materials and ancillary activities, for as long as we provide our services. Our dayrates are determined by prevailing market rates, vessel availability and historical rates paid by the specific customer. Fixed-price contracts define the services that we will provide for an agreed-upon fixed price and certain cost protections. Additional work, which is subject to customer approval, is billed separately.
     Our fabrication business represented approximately 7.1% of our revenues in the first quarter of 2006 and approximately 3.4% of our revenues in the first quarter of 2007. Although our fabrication business represents a relatively small portion of our revenues, our fabrication facility allows us to reduce our reliance on third-party suppliers and increase our ability to complete projects on a timely and cost-effective basis.
     Our costs of revenues are primarily a function of fleet configuration and utilization levels. The most significant costs we incur are charter costs, labor costs and related employee benefits, fuel, lube oil and third-party equipment rentals. A significant portion of the expenses incurred with operating each vessel are paid for or reimbursed by our customers. These reimbursable expenses include fuel, lube oil, meals and third-party equipment rentals. We record reimbursements from customers as revenues and the related expenses as costs of revenues.
Our Outlook
     As described in our IPO Prospectus, our business was adversely affected in the first quarter of 2007 by the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007, which resulted in a loss of approximately 54 vessel revenue days in the first quarter of 2007. We expect to place this vessel back in service in mid- to late-June 2007. The utilization of our four-point vessels was adversely affected by winter weather conditions in the U.S. Gulf of Mexico that historically affect vessel utilization in the first quarter of each year. We experienced higher utilization of our four-point vessels in the first quarter of 2006 than we would normally expect because certain customers paid us standby rates to ensure that our vessels were available to make significant hurricane-related repairs as weather improved. We believe that our customers scheduled their construction projects to avoid the most recent winter months. For additional information about the first quarter of 2007, please read “—Results of Operations—Three Months Ended March 31, 2007 versus the Three Months Ended March 31, 2006” below.
     We currently have two dynamically positioned, or DP, vessels in service, the Gulmar Falcon and the Adams Surveyor. These vessels have experienced strong utilization in the first half of the second quarter of 2007, with the Gulmar Falcon experiencing near full utilization. We expect continued strong demand for these vessels for the remainder of the second quarter. Average dayrates for these vessels have remained strong and consistent with the first quarter. There are two additional DP vessels in our fleet, the Superior Endeavour and the Gulmar Condor, which are not currently in service. We expect to place the Superior Endeavour back in service in mid- to late-June 2007 and we expect to place the Gulmar Condor in service on approximately July 1, 2007. We believe that there is continued strong demand for DP vessels that will enable both the Superior Endeavour and the Gulmar Condor to begin generating revenues promptly after these vessels are placed in service. We should begin to see the contributions of the Superior Endeavour and the Gulmar Condor in the third quarter of 2007. We expect to place the Gulmar Falcon in drydock for scheduled maintenance for approximately 36 days beginning early in the third quarter of 2007.
     In May 2007, we entered into a letter of intent with a major energy company for a significant project in Trinidad. The project will utilize two of our DP vessels, the Gulmar Falcon and the Gulmar Condor, one of our work class remotely operated vehicles, or ROVs, and a four-point barge that will be provided by a third party under a cooperation arrangement. The project, which is on a dayrate basis, is expected to begin in June 2007 and is scheduled to last for approximately four to five months. As a partial result of this international expansion, we estimate that approximately 75% of our revenues during the duration of the Trinidad project will be derived from non-hurricane-related projects.
     Our four-point vessels have continued to experience low utilization rates during the first half of the second quarter of 2007 primarily due to winter weather conditions, while pricing pressure has resulted in a decline in average dayrates for our four-point vessels. Our charter of the American Salvor, which is a four-point vessel, expired in early May 2007 and we elected not to renew the charter. Nevertheless, we are beginning to see improvement in the four-point market, with all three of our in service four-point vessels being utilized as of May 16, 2007.
     We ceased providing diving personnel and technical expertise to the Toisa Proteus in mid-May 2007, which is the scheduled expiration of the contract for those services. Although our work on the Toisa Proteus has ended, we believe that we will continue to derive significant revenues by providing diving resources and technical expertise on vessels and platforms owned and operated by third parties. For example, we currently provide diving personnel and technical expertise to Heerema Marine Contractors for the Independence Hub project and the Neptune project and to Shell for the Mars Tension Leg Platform (“TLP”) project and the Ursa TLP project.
     As discussed in “—Accounting for Share-Based Payments” below, we began recording additional compensation expense in the second quarter of 2007 as a result of the issuance of restricted stock and options to our officers and employees in April 2007.
     The foregoing statements concerning the second quarter of 2007 constitute forward-looking statements and are subject to risks and uncertainties, including those described under the caption “Risk Factors” in the IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.

Our Fleet
     The following table contains information regarding the vessels in our fleet as of May 14, 2007:

			Year	Date
			Purchased	Placed in		Clear Deck		Moon Pool	Crane
		Own/	or Chartered	Service by	Length	Space	Accom-	Launch/	Capacity
	Flag	Charter	by Superior	Superior	(feet) (1)	(sq. feet)	modations	SAT Diving	(tons)
DP Vessels:
Superior Endeavour	Vanuatu	Own	2004 (2)	10/2004	265	8,600	61	Yes(3)	45 (3)
Gulmar Falcon	Panama	Charter(4)	2006	04/2006	220	9,235	73	Yes(5)	30
Gulmar Condor	Panama	Charter(6)	2006	—	341	10,764	128	Yes(5)	45 (7)
Adams Surveyor	Bahrain	Charter(8)	2007	03/2007	228	5,084	54	No(9)	45
Four-Point Vessels:
Gulf Diver III	U.S.	Own	2003	09/2003	165	1,034	36	No	10
Gulf Diver IV (10)	U.S.	Own	2005	—	168	2,880	43	No	15
Gulf Diver V	U.S.	Own	2005	03/2006	180	3,330	23	No	15
Gulf Diver VI	U.S.	Own	2006	09/2006	166	2,890	38	No	15

(1)	We measure the length of each vessel from the tip of the bow to the farthest point on the stern. Other companies or regulatory bodies may measure vessel length differently than we do.

(2)	We chartered this vessel beginning in October 2004 and purchased this vessel in April 2005.

(3)	We placed this vessel in the shipyard in February 2007 for scheduled upgrades and expect to place this vessel back in service in mid- to late-June 2007. Following these upgrades, the Superior Endeavour will be equipped with a 50-ton crane, a six-man saturation diving system and a hyperbaric rescue chamber.

(4)	This charter expires in March 2008, subject to options to extend the charter for up to two additional six-month periods.

(5)	This vessel is equipped with a hyperbaric rescue chamber.

(6)	This charter expires in March 2009, subject to options to extend the charter for up to two additional six-month periods. We expect to place this vessel in service on approximately July 1, 2007.

(7)	This vessel also will be equipped with a 120-ton/70-ton heave-compensated crane following scheduled upgrades.

(8)	This charter expires in February 2008, subject to options to extend the charter for up to two additional six-month periods.

(9)	This vessel does not currently have a saturation diving system, but has positioning and reference systems that allow the operation of either a saturation diving system or ROVs.

(10)	This vessel has been in the shipyard for upgrade and refurbishment since we acquired it in December 2005. We expect to place this vessel in service by the end of 2007.
     In addition to the vessels that we own or charter on a long-term basis, during periods of significant demand we charter vessels on a short-term basis under contracts of less than six months. We also provide diving personnel and technical expertise on vessels and platforms owned and operated by third parties.
     We also have entered into a contract for the construction of the Superior Achiever, a 430-foot, DP III deepwater construction and dive support vessel, which we expect to place in service in the second half of 2008. This vessel will be outfitted with a 300-ton heave-compensated abandonment and recovery winch, a 140-ton heave-compensated crane and a 160-ton crane. The Superior Achiever also will have both a diving moon pool and working moon pool and will be equipped with a 12-man, 1,000-foot rated, multichambered saturation diving system with hyperbaric rescue chamber, with the ability to support a 24-man, twin-bell system.
Factors Affecting Our Operations
     The primary factors affecting demand for our services are crude oil and natural gas prices, which in turn influence levels of capital spending on offshore drilling and field development. In the last two years, crude oil prices have increased substantially, with the annual average of the NYMEX West Texas Intermediate, or WTI, crude oil 12-month strip futures price increasing from $28.24 per barrel in 2003 to $69.47 per barrel in 2006. Natural gas prices have been more volatile over the same period: although the annual average of the Henry Hub natural gas 12-month strip futures price has increased from $5.28 per one million British thermal units, or Mmbtu, in 2003 to $8.55 per Mmbtu in 2006, the Henry Hub natural gas 12-month strip futures price has been as high as $12.47 per

Mmbtu on September 29, 2005 and as low as $4.56 per Mmbtu on January 1, 2003. As of March 30, 2007, the NYMEX WTI crude oil 12-month strip futures price was $68.97, and the Henry Hub natural gas 12-month strip futures price was $8.68. We are also affected by strict regulatory policies in the U.S. Gulf of Mexico, which require periodic inspections, maintenance, repair and ultimately decommissioning of production facilities and infrastructure. Although demand for our services typically is highly correlated with capital spending on offshore drilling and development activities, recently our business has been influenced more significantly by the demand for hurricane-related repair work. Presently, all of our vessels are dedicated to infrastructure construction, inspection and repair projects. Furthermore, we do not believe that sufficient capacity exists within the industry to adequately address the backlog of repair work within the U.S. Gulf of Mexico.
     Vessel utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. Our vessel utilization is typically lower during the first quarter, and to a lesser extent the fourth quarter, due to winter weather conditions in the Gulf of Mexico.
     Another key performance measure for our business is vessel revenue days. Vessel revenue days indicate the total number of days that the vessels in our fleet and vessels subject to short-term charters generated revenues. Although the number of vessel revenue days related to our owned and long-term chartered vessels has increased as we have increased the size of our fleet, the number of vessel revenue days related to short-term charters has grown significantly in the third and fourth quarters of 2005 and in 2006 due to the additional vessels we chartered in those periods in response to increased demand for our services following Hurricanes Katrina and Rita.
     The following table sets forth key indicators and performance metrics for our business:

		2006			2007
	Q1	Q2	Q3	Q4	Q1
Number of vessels (as of end of period) (1)	6	7	7	8	9
Number of vessel revenue days (2):
Owned and long-term charter	236	363	330	380	196
Short-term charter	521	291	247	318	408

Total vessel revenue days	757	654	577	698	604

Vessel utilization (3)	91%	93%	85%	88%	45%

U.S. natural gas prices (4)	$9.04	$8.81	$8.49	$7.86	$7.98
NYMEX crude oil prices (5)	$66.20	$73.29	$73.74	$64.70	$61.87

(1)	The number of vessels as of the end of each period represents our DP and four-point vessels owned or under long-term charter. Vessels acquired are treated as added to our fleet as of the date we purchased the vessel. Vessels under long-term charter are treated as part of our fleet during the term of the charter. We define long-term charters as charters of six months or longer. Our method of computation of number of vessels may or may not be comparable to other similarly titled measures of other companies. The number of vessels for the first and second quarters of 2006 includes our ownership of the Gulf Diver IV and the Gulf Diver VI, which were owned but not in service during those periods. The number of vessels for the third and fourth quarters of 2006 includes our ownership of the Gulf Diver IV, which was owned but not in service during those periods, and our charter of the American Salvor, which was under long-term charter but not in service during those periods. The number of vessels for the fourth quarter of 2006 and the first quarter of 2007 also includes our charter of the Gulmar Condor, which was under long-term charter but not in service during that period.

(2)	The number of vessel revenue days is the total number of days the vessels generated revenue. Our method of computation of number of vessel revenue days may or may not be comparable to other similarly titled measures of other companies.

(3)	Average vessel utilization is calculated by dividing the total number of days our owned or long-term chartered vessels generated revenues by the total number of days the vessels were available for service in each period and does not reflect days during the period between the dates vessels were acquired and initially placed in service and days vessels were in drydock for regulatory-related inspections and maintenance. Our method of computation of vessel utilization may or may not be comparable to other similarly titled measures of other companies.

(4)	Quarterly average of the Henry Hub natural gas 12-month strip futures price (dollars per Mmbtu).

(5)	Quarterly average of NYMEX WTI crude oil 12-month strip futures price (dollars per barrel).
Recent Events
     In February 2007, we entered into an agreement to charter the Adams Surveyor, a DP II vessel. We placed this vessel in service in March 2007.
     In February 2007, we entered into a five-year, $110.0 million senior secured term loan with a syndicate of financial institutions.
     In February 2007, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. This facility provides for a $20.0 million revolving credit facility. For additional information regarding the senior secured credit facility, please read “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facility” below.
     In March 2007, we entered into an agreement to purchase a work class ROV, which we expect to place in service in the second quarter of 2007.
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock, par value $0.01 per share, including 8,666,667 shares sold by us and 3,025,000 shares sold by selling stockholders. We received net proceeds from the initial public offering, after deducting the underwriting discount and estimated expenses of the offering, of approximately $119.4 million. After making the payments and dividend described below, we retained approximately $17.9 million of such proceeds for future capital expenditures, including progress payments relating to the construction of the Superior Achiever and the upgrade and refurbishment of the Gulf Diver IV. On April 25, 2007, we:
•	repaid in full our senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering and approximately $43.5 million of the proceeds from the senior secured term loan that were held in a segregated account;

•	used approximately $6.6 million of the proceeds from our initial public offering to repay outstanding borrowings under our revolving credit facility; and

•	used $28.0 million of the proceeds from our initial public offering to pay a special cash dividend to our existing stockholders.
Critical Accounting Estimates and Policies
     Critical accounting policies are those that are important to our results of operations, financial condition and cash flows and require management’s most difficult, subjective or complex judgments. Different amounts would be reported under alternative assumptions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. We believe that our policies are generally consistent with those used by other companies in our industry.
     We periodically update the estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2006 included in our IPO Prospectus. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Estimates and Policies as disclosed in our IPO Prospectus.
Major Customers and Concentration of Credit Risk
     Our customers consist primarily of integrated and independent crude oil and natural gas exploration and production and gathering and transmission companies. The capital expenditures of our customers are generally dependent on their views of future crude oil and natural gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. We derived a substantial portion of our revenues from two customers that accounted for approximately 56.7% and 10.3% of our total revenues for the three months ended March 31, 2007. Accounts receivable related to these customers totaled $31.8 million at March 31, 2007.
Seasonality
     Our vessel utilization typically is lower during the first quarter, and to a lesser extent during the fourth quarter, due to winter weather conditions in the U.S. Gulf of Mexico. Due to this seasonality, full year results are unlikely to be a direct multiple of any particular quarter or combination of quarters. DP vessels, however, are less affected by adverse weather conditions; as we perform more of our services from DP vessels, we expect that our operations will become less susceptible to seasonal weather fluctuations.
Accounting for Share-Based Payments
     Historically, we have not granted stock options or restricted stock to our employees. However, prior to the completion of our initial public offering, we granted certain of our executive officers, employees and directors an aggregate of 2,163,333 shares of restricted stock and options to purchase an aggregate of 752,000 shares of our common stock with an exercise price of $15.00 per share, which was the initial public offering price of our common stock. These awards were made under our 2007 stock incentive plan and generally will vest in equal installments over a three-, four-or four-and-one-half-year period.
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), requires all share-based payments to employees, including grants of restricted stock and stock options to employees, to be recognized in the financial statements based on their fair values. Under SFAS 123R, we will use the Black-Scholes fair value model for valuing share-based payments and will recognize compensation cost on a straight-line basis over the vesting or service period, net of forfeitures. We estimate that our compensation expense, net of tax, from the amortization of share-based payments for awards made prior to the completion of our initial public offering will be approximately $4.8 million in 2007, $5.1 million in 2008, $5.3 million in 2009 and $5.5 million in 2010. These estimates do not include awards made after the completion of our initial public offering, which would have the effect of increasing the amount that we amortize for share-based payments. The foregoing estimates constitute forward-looking statements and are subject to risks and uncertainties. The actual future costs and timing of share-based payments could differ materially from these estimates. For more information regarding stock-based awards and our 2007 stock incentive plan, please read Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
     The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this Quarterly Report on Form 10-Q, we disclose EBITDA, a non-GAAP financial measure. EBITDA is calculated as net income (loss) before interest expense (income), provision for income taxes and depreciation and amortization.

     EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition opportunities. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness.
     EBITDA is not a substitute for the GAAP measures of net income (loss) or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, provision for income taxes and depreciation and amortization.
     EBITDA for the three months ended March 31, 2007 and 2006 was approximately $10.2 million and $19.4 million, respectively. The following table reconciles EBITDA with our net income and with our net cash provided by operating activities.
Reconciliation of EBITDA

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Net income	$6,185	$11,917
Plus: interest expense (income), net*	(225)	335
Plus: depreciation and amortization	1,170	732
Plus: provision for income taxes	3,050	6,416

EBIDTA	10,180	19,400

Less: interest expense (income), net*	225	(335)
Less: provision for income taxes	(3,050)	(6,416)
Plus: loss on disposal of assets	(24)	—
Plus: allowance for doubtful accounts	71	167
Less: increase in accounts receivable	4,437	(11,585)
Less: increase in income tax receivable	—	—
Less: increase in inventory	(57)	(19)
Less: increase in prepaids and other assets	(2,818)	787
Plus: increase in accounts payable and accrued expenses	(5,158)	3,073
Plus: increase in income taxes payable	(120)	1,967
Plus: increase in other liabilities	—	57
Plus: increase in deferred income taxes	1,176	—

Net cash provided by operating activities	$4,862	$7,096

*	Interest expense (income) for the three months ended March 31, 2007 and 2006 is net of $185,526 and $371,349 in interest expense for the respective periods.
Results of Operations
Three Months Ended March 31, 2007 versus the Three Months Ended March 31, 2006
     Revenues. Revenues for the three months ended March 31, 2007 were $54.3 million compared with $49.4 million for the three months ended March 31, 2006, an increase of $4.9 million. Our total vessel revenue days were 604 in the first quarter of 2007 compared with 757 in the first quarter of 2006. Our owned and long-term charter vessel revenue days were 196 in the first quarter of 2007 compared with 236 in the first quarter of 2006, and our short-term charter vessel revenue days were 408 in the first quarter of 2007 compared with 521 in the first quarter of 2006. The decrease in vessel revenue days is partially attributable to the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007, which resulted in a loss of approximately 54 vessel revenue days in the first quarter of 2007. We expect to place this vessel back in service in mid- to late-June 2007. Our vessel revenue days also suffered from lower utilization of our four-point vessels, which resulted from winter weather conditions in the U.S. Gulf of Mexico that historically affect vessel utilization in the first quarter of each year. We experienced higher utilization of our four-point vessels in the first quarter of 2006 than we would normally expect because certain customers paid us standby rates to ensure that our vessels were available to make significant hurricane related repairs as weather improved. Although we anticipate that demand for hurricane-related repairs will continue, we believe that our customers scheduled their construction projects to avoid the most recent winter months. Our revenues in the first quarter of 2007 were favorably affected by our continued use of chartered vessels on a short-term basis, which generally have a lower margin than our owned vessels, and increased provision of diving personnel and technical expertise on vessels and platforms owned and operated by third parties. The drydocking of the Superior Endeavour and the increase of short-term charters in the first quarter of 2007 caused a temporary shift in the composition of revenue days, which in combination with lower activity levels resulted in lower operating margins than achieved in the first quarter of 2006.
     Costs of Revenues. Costs of revenues consist mainly of vessel charter costs, labor costs and related employee benefits, fuel and third-party equipment rentals. Costs of revenues for the three months ended March 31, 2007 were $33.1 million compared with $23.9 million for the three months ended March 31, 2006, an increase of $9.2 million. This increase was due mainly to increases in the number of vessels chartered and third-party equipment rentals and related mobilization cost, which increased by $2.5 million in the first quarter of 2007 as compared to the first quarter of 2006, as well as an increase of $5.6 million in labor costs and related employee benefits in the first quarter of 2007 as compared to the first quarter of 2006.
     Operating Expenses. Operating expenses consist mainly of selling, general and administrative costs not directly related to a specific project or job, depreciation and amortization, disposal of assets, insurance and bad debt expense. Operating expenses for the three months ended March 31, 2007 were $12.2 million compared with $6.8 million for the three months ended March 31, 2006, an increase of $5.4 million. This increase was due mainly to the addition of sales and administrative personnel and the related increase in salaries, labor costs and related employee benefits, which increased as a result of additions of diving and marine personnel, as well as increased insurance costs and professional fees.
     Interest Expense (Income), Net. Interest income, net for the quarter ended March 31, 2007 was $(0.2) million. Interest expense, net for the quarter ended March 31, 2006 was $0.3 million.
     Provision for Income Taxes. Provision for income taxes for the quarter ended March 31, 2007 were $3.1 million compared with $6.4 million for the quarter ended March 31, 2006, a decrease of $3.3 million. This decrease was due to lower profitability. Our effective tax rate was 33% for the quarter ended March 31, 2007 and 35% for the quarter ended March 31, 2006.
     Net Income. Net income for the quarter ended March 31, 2007 was $6.2 million compared with $11.9 million for the quarter ended March 31, 2006, a decrease of $5.7 million. This decrease resulted from the factors described above.
Liquidity and Capital Resources
Cash Flows
     The principal uses of cash in our business have been investment in our assets, particularly for the acquisition of vessels, the subsequent refurbishment and upgrade of newly acquired vessels and the enhancement of our existing vessels, and funding working capital, losses from operations and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations and debt financing.

     We had cash and cash equivalents of approximately $2.5 million as of March 31, 2007, a decrease of $0.1 million from December 31, 2006. The primary sources of cash for the three months ended March 31, 2007 were $97.6 million provided by financing activities and $4.9 million provided by operating activities. The primary uses of cash for the three months ended March 31, 2007 were $30.1 million for capital expenditures and $71.6 million deposited in a segregated account and in escrow to secure letters of credit required for the construction of the Superior Achiever and other capital projects, and $1.0 million, net to acquire Subtech Diving and Marine. Major capital projects during the quarter ended March 31, 2007 included expenditures for the construction of the Superior Achiever, upgrades to the Superior Endeavour, the refurbishment and upgrades of the Gulf Diver IV, the enhancement of existing vessels and the acquisition of diving equipment, including equipment relating to saturation diving systems.
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock, par value $0.01 per share, including 8,666,667 shares sold by us and 3,025,000 shares sold by selling stockholders. We received net proceeds from the initial public offering, after deducting the underwriting discount and estimated expenses of the offering, of approximately $119.4 million. After making the payments and dividend described below, we retained approximately $17.9 million of such proceeds for future capital expenditures, including progress payments relating to the construction of the Superior Achiever and the upgrade and refurbishment of the Gulf Diver IV. On April 25, 2007, we:
•	repaid in full our senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering and approximately $43.5 million of the proceeds from the senior secured term loan that were held in a segregated account;

•	used approximately $6.6 million of the proceeds from our initial public offering to repay outstanding borrowings under our revolving credit facility; and

•	used $28.0 million of the proceeds from our initial public offering to pay a special cash dividend to our existing stockholders.
Capital Expenditures
     During the first quarter of 2007, we spent approximately $30.1 million on capital expenditures related to the construction of the Superior Achiever, refurbishments and upgrades to our fleet and other items. We currently intend to spend an additional $71.9 million in the last three quarters of 2007 for capital expenditures related to the construction of the Superior Achiever, refurbishments and upgrades to our fleet and other items. In addition, we expect remaining total capital expenditures related to the construction of the Superior Achiever in 2008 to be approximately $42.7 million. We also may pay up to $4.0 million in the third quarter of 2007 in connection with our acquisition of the businesses of Subtech Diving and Marine in December 2006, based on the financial performance of our Subtech subsidiary through June 2007.
     From time to time, we may review possible acquisitions of vessels, equipment or businesses, joint ventures, mergers or other business combinations. We may not, however, be successful in our acquisition efforts. If we do complete any such acquisitions, we may make significant capital commitments for such purposes. Any such transactions could involve the payment by us of a substantial amount of cash. We likely would fund the cash portion of such transactions, if any, through cash balances on hand, the incurrence of additional debt, sales of assets, equity interests or other securities or a combination thereof. If we acquire additional vessels, equipment or other assets, we would expect that the ongoing capital expenditures for our company as a whole would increase to maintain our vessels and equipment.

     Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business or industry, we experience poor results in our operations or we fail to meet covenants under our credit facility.
Liquidity Needs
     We retained approximately $17.9 million of the proceeds from our initial public offering for future capital expenditures, including progress payments relating to the construction of the Superior Achiever and the upgrade and refurbishment of the Gulf Diver IV. In addition, we have posted a cash collateralized letter of credit in favor of the builder of the Superior Achiever for approximately €6.2 million (or approximately $8.0 million), which may be applied to the last progress payment in 2008.
     We have a senior secured credit facility that provides for $20.0 million in revolving credit loans, $8.1 million of which was outstanding as of March 31, 2007. On April 25, 2007, we repaid in full all amounts outstanding under our senior secured credit facility with a portion of the proceeds from our initial public offering.
     We believe that our current cash on hand and our cash flow from operations for the next 12 months, together with availability under our senior secured credit facility and the net proceeds retained by us from our initial public offering, will be adequate during such period to meet our working capital requirements, to make our planned capital expenditures, to repay our debts as they become due and otherwise to operate our business. Our ability to fund planned capital expenditures and to make payments on our indebtedness in the future will depend on our ability to generate cash, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from further equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.
Long-Term Debt
     Long-term debt outstanding at March 31, 2007, including current maturities, was $118.5 million. On April 25, 2007, we repaid in full all of our long-term debt using a portion of the proceeds from our initial public offering. From time to time, we expect to borrow funds on a long-term basis and to consider various financing options.
     Senior Secured Term Loan. In February 2007, we entered into a $110.0 million senior secured term loan with a syndicate of financial institutions led by JPMorgan Chase Bank, N.A., as administrative agent. On April 25, 2007, we repaid in full our senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering and approximately $43.5 million of the proceeds from that term loan that were held in a segregated account. The total amount repaid was approximately $111.9 million, which consisted of principal of $110.0 million, accrued interest of $0.8 million and a prepayment fee of $1.1 million.
     Senior Secured Credit Facility. In February 2007, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. The senior secured credit facility provides for $20.0 million in revolving credit loans, which must be repaid by February 2010. The amount from time to time available under the senior secured credit facility may not exceed the sum of up to 85% of our eligible accounts receivable less reserves established by the administrative agent in its permitted discretion, as that term is described in the credit agreement. The senior secured credit facility also includes availability for letters of credit in an amount not to exceed $17.0 million.
     The proceeds of the senior secured credit facility may be used for our general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness.

     All borrowings under the senior secured credit facility bear interest, at our option, at either:
•	a base rate equal to the higher of:
—	JPMorgan Chase Bank, N.A.’s prime rate, and

—	the federal funds effective rate plus 0.5%,
plus a spread subject to a performance-based grid, or

•	LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus a spread ranging from 1.75% to 2.25%, subject to a performance based grid.
     We are obligated to pay the lenders certain fees on the average daily unadvanced portion of the lenders’ loan commitments, and certain fees for issuance of letters of credit.
     Borrowings under the senior secured credit facility are subject to mandatory prepayment (1) with the proceeds of any asset sales, (2) with the proceeds of any sales of our equity securities, (3) with the proceeds from certain debt issuances, and (4) with any insurance proceeds received in excess of $0.5 million with respect to the collateral, subject, in each case, to certain exceptions.
     The senior secured credit facility is secured by (1) a perfected first priority lien on our accounts receivable and inventory, and (2) a perfected second priority lien on all of our assets, other than accounts receivable and inventory.
     The agreement governing the senior secured credit facility contains covenants that include, among others:
•	the maintenance of a ratio of EBITDA minus the unfinanced portion of capital expenditures to fixed charges of at least 1.2 to 1.0;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing our business.
     The senior secured credit facility also includes customary events of default, which include our failure to make a payment in respect of certain indebtedness other than the senior secured credit facility in excess of $2.5 million, or the occurrence of an event resulting in the acceleration of such indebtedness. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the senior secured credit facility. We are currently in compliance with the covenants contained in the agreement governing the senior secured credit facility.

Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Long-term debt obligations, including
Current maturities (2)	$110,396	$1,230	$26,775	$82,391	$—
Line of credit obligations (3)	8,067	8,067	—	—	—
Vessel construction obligations (4)	82,880	61,239	21,641	—	—
Vessel charter obligations	83,687	46,329	37,358	—	—
Operating lease obligations	3,132	1,104	2,010	18	—
Purchase obligations	5,764	5,764	—	—	—

Total	$293,926	$123,733	$87,784	$82,409	$—

(1)	This table does not include up to $4.0 million that we may pay in the third quarter of 2007 in connection with our acquisition of the businesses of Subtech Diving and Marine in December 2006, based on the financial performance of our Subtech subsidiary through June 2007.

(2)	We repaid in full the senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering on April 25, 2007 and approximately $43.5 million of the proceeds previously received from the senior secured term loan that were held in a segregated account. Please read Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the initial public offering.

(3)	We used approximately $6.6 million of the proceeds from the initial public offering on April 25, 2007, to repay outstanding borrowings under the senior secured credit facility. Please read Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the initial public offering.

(4)	These amounts represent our obligations relating to the construction of the Superior Achiever as of March 31, 2007. The total estimated construction cost of the Superior Achiever, including equipment and change orders made to date, is expected to be approximately $124.1 million. On each of April 2, 2007 and May 4, 2007, we made a scheduled payment of $16.0 million related to the construction of the Superior Achiever. As of May 14, 2007, we have paid the shipbuilder €45.4 million (or approximately $58.6 million) and equipment vendors approximately $6.9 million in connection with the construction of the Superior Achiever. The total estimated future capital expenditures for the construction of this vessel as of May 14, 2007 are expected to be approximately $58.6 million. We also may expend significant additional capital, currently estimated at up to $10.0 million, to enable the vessel to perform most full-field development services, including deepwater small-diameter pipelay and umbilical installation.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Forward-Looking Information
     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business and financial performance and results of operations, including statements about the following subjects:
•	our strategy, including the expansion and growth of our operations and our ability to make future acquisitions on attractive terms;

•	our plans, expectations and any effects of capitalizing on strong market conditions in the U.S. Gulf of Mexico, expanding the breadth of services in our core market, expanding our deepwater capabilities, pursuing international growth opportunities and expanding our fabrication capabilities;

•	our ability to enter into new contracts for subsea construction and commercial diving services and future utilization rates and contract rates for our vessels;

•	the correlation between demand for our services and customers’ expectations of energy prices;

•	future capital expenditures, including estimated costs for the construction of the Superior Achiever, the equipment necessary to enable the Superior Achiever to perform deepwater small-diameter pipelay and umbilical installation, and the scheduled upgrades for the Superior Endeavour;

•	expected drydocking schedules and the dates vessels and equipment will be placed in service;

•	expected delivery of the Superior Achiever;

•	the planned specifications of the Superior Achiever;

•	the capabilities of our vessels following scheduled upgrades and refurbishments;

•	our expected vessel utilization for the second quarter of 2007;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations;

•	expectations regarding improvements in diving and offshore construction activity; demand for our services, including the provision of diving resources and technical expertise on vessels and platforms owned and operated by third parties; operating revenues; operating and maintenance expense; insurance expense and deductibles; interest expense; debt level; and other matters with regard to the outlook of our business and industry; and

•	expectations of future share-based payments and compensation expense.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under the caption “Risk Factors” in our IPO Prospectus and the following:
•	crude oil and natural gas prices, and industry expectations about future prices;

•	demand for subsea construction and commercial diving services;

•	our ability to enter into and the terms of future contracts;

•	the impact of governmental laws and regulations;

•	the adequacy of sources of liquidity;

•	uncertainties relating to the level of activity in offshore crude oil and natural gas exploration, development and production;

•	competition and market conditions in the subsea construction and commercial diving industry;

•	the availability of skilled personnel;

•	labor relations and work stoppages;

•	operating hazards, war, terrorism and cancellation or unavailability of insurance coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
     Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In February 2007, we entered into a five-year, $110.0 million senior secured term loan, which bore interest at a variable rate. As of March 31, 2007, the interest rate on our senior secured term loan was 8.82%. A hypothetical 100-basis point increase in the interest rate on our senior secured term loan would increase our annual interest payments by approximately $1.1 million. On April 25, 2007, we repaid in full our senior secured term loan.
     In February 2007, we entered into a senior secured credit facility, which bears interest at a variable rate as discussed above in Item 2 under the caption “Liquidity and Capital Resources — Long-Term Debt — Senior Secured Credit Facility.” As of March 31, 2007, the interest rate on borrowings outstanding under our senior secured credit facility was 8.25%. A hypothetical 100-basis point increase in the interest rate on borrowings outstanding under our senior secured credit facility would increase our annual interest payments by approximately $70,000.
     Payments under our contract for the construction of the Superior Achiever are denominated in Euros. In November 2006, we entered into a hedging transaction with the purpose and effect of capping the exchange rate, at 1.2975 U.S. dollars to 1 Euro, on approximately $72.1 million of payments relating to the construction of the Superior Achiever through June 2008 (excluding equipment purchases). Nevertheless, we may still be subject to the risk of fluctuations in currency exchange rates with respect to any Euro-denominated payments relating to change orders under the newbuild construction contract or equipment purchased for the Superior Achiever.
Item 4. Controls and Procedures.
     See Item 4T below.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are routinely involved in litigation, claims and disputes arising in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
     Investing in our common stock involves a high degree of risk. Before making an investment decision with respect to our common stock, you should consider carefully the risks described under the caption “Risk Factors” in our IPO Prospectus. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock at an initial public offering price of $15.00 per share. We sold 8,666,667 shares of our common stock at an aggregate offering price of $130.0 million and selling stockholders sold the remaining 3,025,000 shares at an aggregate offering price of $45.4 million. The offering commenced on April 5, 2007, pursuant to a Registration Statement on Form S-1 (Registration No. 333-136567; the “Registration Statement”) that the SEC declared effective on April 19, 2007. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. served as joint bookrunning managers of the offering. Howard Weil Incorporated, Johnson Rice & Company L.L.C. and Simmons & Company International served as co-managers. We registered under the Registration Statement the offering of a number of shares of our common stock having an aggregate offering price of $200.0 million.
     The net proceeds to us from the offering, after payment by us of $9.1 million in underwriting discounts and commissions and $1.5 million in estimated offering expenses, were approximately $119.4 million. No offering expenses were paid directly or indirectly to any of our directors, officers or their associates, persons owning ten percent or more of any class of our equity securities or any other affiliates of our company.
     On April 25, 2007, we repaid in full our senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering and approximately $43.5 million of the proceeds from that term loan that were held in a segregated account. The total amount repaid was approximately $111.9 million, which consisted of principal of $110.0 million, accrued interest of $0.8 million and a prepayment fee of $1.1 million.
     On April 25, 2007, we used approximately $6.6 million of the proceeds from our initial public offering to repay outstanding borrowings under our revolving credit facility.
     On April 25, 2007, we used $28.0 million of the proceeds from our initial public offering to pay a special cash dividend to our two existing stockholders, Louis E. Schaefer, Jr. and Schaefer Holdings, L.P. Mr. Schaefer is our Chairman of the Board and, as of May 1, 2007, beneficially owned 46% of our common stock. Schaefer Holdings, L.P. beneficially owned 9.4% of our common stock as of May 1, 2007. Except for such payments, none of the net offering proceeds received by us have been paid directly or indirectly to any of our directors, officers or their associates, persons owning ten percent or more of any class of our equity securities or any other affiliates of our company.
     We retained approximately $17.9 million of the proceeds from our initial public offering, which we intend to use for future capital expenditures, including progress payments relating to the construction of the Superior Achiever and the upgrade and refurbishment of the Gulf Diver IV. Pending these uses, we have invested the net proceeds in short-term, investment-grade, interest-bearing securities. On May 4, 2007, we made a scheduled payment to the shipbuilder of $16.0 million related to the construction of the Superior Achiever.

     We did not receive any of the proceeds from the sale of shares of our common stock by selling stockholders.
Unregistered Sales of Equity Securities
     For information concerning unregistered sales of equity securities in the first quarter of 2007, please see Item 15 (Recent Sales of Unregistered Securities) in Part II of Amendment No. 6 to the Registration Statement as filed with the SEC on April 5, 2007.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

4.1	Registration Rights Agreement among the Company, Louis E. Schaefer, Jr. and Schaefer Holdings, LP (incorporated by reference to Exhibit E to the Schedule 13D dated April 19, 2007 filed by Schaefer Holdings, LP, Schaefer Holdings GP, LLC, Louis E. Schaefer, Jr. and R. Joshua Koch, Jr.).

10.1	Employment Agreement between the Company and Louis E. Schaefer, Jr.

10.2	Employment Agreement between the Company and James J. Mermis.

10.3	Employment Agreement between the Company and Roger D. Burks.

10.4	Employment Agreement between the Company and R. Joshua Koch, Jr.

10.5	Employment Agreement between the Company and John F. Guarisco.

10.6	Employment Agreement between the Company and Patrice Chemin.

10.7	Superior Offshore International 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-8).

10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136567 (the “Form S-1”)).

10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.10	Credit Agreement dated as of February 27, 2007 among the Company, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Form S-1).

10.11	Pledge and Security Agreement dated as of February 27, 2007 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.13 to the Form S-1).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OFFSHORE INTERNATIONAL, INC.

Date: May 17, 2007	By:	/s/ James J. Mermis

James J. Mermis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2007	By:	/s/ Roger D. Burks

Roger D. Burks
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

4.1	Registration Rights Agreement among the Company, Louis E. Schaefer, Jr. and Schaefer Holdings, LP (incorporated by reference to Exhibit E to the Schedule 13D dated April 19, 2007 filed by Schaefer Holdings, LP, Schaefer Holdings GP, LLC, Louis E. Schaefer, Jr. and R. Joshua Koch, Jr.).

10.1	Employment Agreement between the Company and Louis E. Schaefer, Jr.

10.2	Employment Agreement between the Company and James J. Mermis.

10.3	Employment Agreement between the Company and Roger D. Burks.

10.4	Employment Agreement between the Company and R. Joshua Koch, Jr.

10.5	Employment Agreement between the Company and John F. Guarisco.

10.6	Employment Agreement between the Company and Patrice Chemin.

10.7	Superior Offshore International 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-8).

10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136567 (the “Form S-1”)).

10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.10	Credit Agreement dated as of February 27, 2007 among the Company, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Form S-1).

10.11	Pledge and Security Agreement dated as of February 27, 2007 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.13 to the Form S-1).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.