Form 10-Q
period 2007-06-30
Superior Offshore International Inc.
filed 2007-08-17
CIK 1372326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33412
Superior Offshore International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1264943 (I.R.S. Employer Identification No.)

717 Texas Avenue Suite 3150 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 910-1875
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
Yes       ☑                 No       ☐
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
Yes       ☐                 No       ☑
     As of August 1, 2007, the registrant had 25,765,001 shares of common stock, par value $0.01 per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,547,755	$2,556,068
Accounts receivable, net of allowance for doubtful accounts of $945,286 and $1,084,453, respectively	33,417,085	38,452,431
Unbilled receivables	6,174,018	17,258,245
Inventory	900,376	693,432
Prepaid expenses	5,323,028	2,194,495
Deferred tax assets	5,798,212	486,629
Other current assets	1,548,411	702,999

Total current assets	54,708,885	62,344,299

Property and equipment, at cost:	160,163,205	75,631,856
Less accumulated depreciation	(8,551,320)	(6,279,126)

Net property and equipment	151,611,885	69,352,730

Other assets:
Restricted cash	15,612,108	4,813,662
Other assets	11,338,795	6,301,527

Total assets	$233,271,673	$142,812,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,433,194	$31,250,286
Accrued expenses	7,832,400	9,743,789
Line of credit	—	4,218,470
Notes payable, current portion	3,701,630	3,608,132
Other current liabilities	1,211,250	14,676,510

Total current liabilities	35,178,474	63,497,187
Notes payable, net of current portion	25,431,676	9,759,385
Line of credit	13,146,719	—
Deferred income taxes	7,857,159	5,007,363

Total liabilities	81,614,028	78,263,935

Commitments and contingencies
Stockholders’ equity:
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 25,765,001 and 14,836,667 shares issued and outstanding at June 2007 and December 2006, respectively	257,650	148,367
Preferred Stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	120,236,334	—
Accumulated other comprehensive income	690,811	894,956
Retained earnings	30,472,850	63,504,960

Total stockholders’ equity	151,657,645	64,548,283

Total liabilities and stockholders’ equity	$233,271,673	$142,812,218

See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues
Diving services, net	$40,753,055	$56,263,620
Fabrication	1,153,768	4,281,296
Other	—	78,666

	41,906,823	60,623,582

Costs of revenues (excluding depreciation and amortization)	35,252,808	33,120,247
Selling, general and administrative	18,319,552	8,022,269
Depreciation and amortization	1,222,176	724,037

Income (loss) from operations	(12,887,713)	18,757,029
Interest income, net	(352,886)	(3,492)
Loss on extinguishment of debt	3,850,654	—

Income (loss) before income taxes	(16,385,481)	18,760,521
Provision (benefit) for income taxes	(5,598,043)	6,632,070

Net income (loss)	$(10,787,438)	$12,128,451

Earnings (loss) per share:
Basic	$(0.50)	$0.82
Diluted	$(0.50)	$0.82

Weighted average shares outstanding:
Basic	21,598,572	14,836,667
Diluted	21,598,572	14,836,667
See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues
Diving services, net	$93,220,234	$102,059,671
Fabrication	3,020,897	7,782,245
Other	—	153,336

	96,241,131	109,995,252

Costs of revenues (excluding depreciation and amortization)	68,347,307	57,005,413
Selling, general and administrative	29,379,234	14,108,480
Depreciation and amortization	2,392,286	1,455,420

Income (loss) from operations	(3,877,696)	37,425,939
Interest expense (income), net	(578,298)	331,661
Loss on extinguishment of debt	3,850,654	—

Income (loss) before income taxes	(7,150,052)	37,094,278
Provision (benefit) for income taxes	(2,547,942)	13,048,885

Net income (loss)	$(4,602,110)	$24,045,393

Earnings (loss) per share:
Basic	$(0.25)	$1.62
Diluted	$(0.25)	$1.62

Weighted average shares outstanding:
Basic	18,236,299	14,836,667
Diluted	18,236,299	14,836,667
See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,602,110)	$24,045,393
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,392,286	1,455,420
Stock compensation expense	2,229,371	—
Loss on extinguishment of debt	3,850,654	—
Deferred income taxes	(2,329,667)	851,472
Other	1,956,874	595,450
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts and unbilled receivables	14,134,261	(21,610,393)
Inventory	(206,944)	(157,185)
Prepaid expenses	(3,128,533)	(1,321,370)
Other assets	(2,613,464)	165,226
Accounts payable and accrued expenses	(10,728,481)	2,158,111
Other liabilities	(13,250,000)	6,090,457

Net cash provided by (used in) operating activities	(12,295,753)	12,272,581

Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(88,223,211)	(13,988,000)
Proceeds from disposal of assets	382,145	—
Acquisition of businesses, net of cash acquired	(969,688)	—
Deposits in restricted cash	(10,798,446)	(3,035,612)

Net cash used in investing activities	(99,609,200)	(17,023,612)

Cash flows from financing activities:
Payments on notes payable, net of assumed debt	(120,291,156)	(1,308,656)
Proceeds from notes payable	136,056,945	6,588,162
Draws on line of credit, net	8,928,249	1,986,962
Debt issuance cost	(3,657,712)	—
Dividend paid	(28,255,932)	(844,032)
Proceeds from initial public offering, net	118,116,246	—

Net cash provided by financing activities	110,896,640	6,422,436
Increase (decrease) in cash and cash equivalents	(1,008,313)	1,671,405
Cash and cash equivalents, beginning of period	2,556,068	3,382,032

Cash and cash equivalents, end of period	$1,547,755	$5,053,437

Supplemental cash flow disclosures
Cash paid for income taxes	$13,250,000	$6,050,000
Cash paid for interest	2,391,966	622,017
See accompanying notes to condensed consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) Organization and Basis of Presentation
     The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Superior Offshore International, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). The Company generates revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries operating internationally and on the outer continental shelf of the Gulf of Mexico. The Company’s customers include many of the large crude oil and natural gas producers, gathering and transmission companies and deepwater construction companies.
     Effective on April 18, 2007, Superior Offshore International, L.L.C., a Louisiana limited liability company, merged with and into the Company. Upon the effectiveness of the merger, the Company had outstanding 14,836,667 shares of common stock as a result of the issuance of approximately 14,836.67 shares of common stock for each outstanding limited liability company interest in Superior Offshore International, L.L.C. This recapitalization has been retroactively reflected in the historical capital balances and earnings per share amounts for all periods presented in the accompanying condensed consolidated financial statements. The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.
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
(2) Initial Public Offering
     On April 25, 2007, the Company completed its initial public offering of 11,691,667 shares of its common stock, par value $0.01 per share, including 3,025,000 shares sold by selling stockholders (the “Offering”), as described in its Registration Statement on Form S-1 (Registration No. 333-136567) and the IPO Prospectus. The shares sold by the selling stockholders included 1,525,000 shares subject to the underwriters’ over-allotment option, which was exercised in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and expenses of the Offering, of $118,116,246. On April 25, 2007, the Company:
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
     The Company expended the remaining $17,943,894 of the proceeds from the Offering on capital expenditures during the three months ended June 30, 2007.
(3) Earnings (Loss) Per Share
     Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution to basic EPS if unvested shares of restricted stock were issued and in-the-money stock options were exercised at the end of the period.
     As of June 30, 2007, the Company had outstanding in-the-money options to purchase 704,328 shares of common stock and 2,261,667 shares of unvested restricted stock. The Company had no options or unvested restricted stock outstanding as of June 30, 2006.
     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(10,787,438)	$12,128,451	$(4,602,110)	$24,045,393

Weighted average number of common shares outstanding	21,598,572	14,836,667	18,236,299	14,836,667
Add: Net effect of dilutive stock options and unvested restricted stock (1)	—	—	—	—

Adjusted weighted average number of common shares outstanding	21,598,572	14,836,667	18,236,299	14,836,667

Basic earnings (loss) per share	$(0.50)	$0.82	$(0.25)	$1.62
Diluted earnings (loss) per share	$(0.50)	$0.82	$(0.25)	$1.62

(1)	In periods of a net loss, potentially dilutive securities would have been antidilutive and are therefore excluded from the calculation of diluted EPS.
(4) Property and Equipment
     Property and equipment at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Land	$—	$174,068
Furniture and fixtures	1,473,046	1,100,041
Machinery and equipment	5,933,987	5,988,619
Diving vessels and equipment	36,145,277	22,195,063
Automobiles, trucks, and trailers	1,018,998	976,041
Leasehold improvements	440,119	432,236
Buildings	179,007	179,007
Construction in progress	114,972,771	44,586,781

	$160,163,205	$75,631,856

     Included in construction in progress at June 30, 2007 are the Superior Achiever, which the Company expects to place in service during the second half of 2008, the Gulf Diver IV, and the upgrades to the Superior Endeavour. During the first six months of 2007,

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the Company paid $40,050,906 of scheduled payments to the shipbuilder for the construction of the Superior Achiever and paid $5,490,346 for equipment relating to the vessel. Total payments made to the shipbuilder were $58,604,452. Three remaining payments of €6,173,500 (or $8,010,116) are now due on December 27, 2007, January 2, 2008 and June 30, 2008. The final payment will be paid with cash secured letter of credit of €6,173,500 (or $8,010,116).
(5) Notes Payable and Lines of Credit
     Notes payable and lines of credit of the Company consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Lines of credit	$13,146,719	$4,218,470

Senior secured term loan facility due in nineteen equal quarterly installments of 3.75% of the amount outstanding on December 31, 2008 beginning March 2009, with the balance payable in December 2013, interest at federal funds effective rate plus 0.50% per annum (8.65% at June 30, 2007)	$25,000,000	$—
Note payable to bank due in monthly installments of principal of $78,571 plus interest through April 2010, with a final balloon payment of $1,964,286 due on April 12, 2010, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	5,028,571
Note payable to bank due in monthly installments of principal of $37,500 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	2,025,000
Note payable to bank due in monthly installments of principal of $30,000 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	1,620,000
Non-revolving line of credit with a maximum aggregate principal of $3,600,000	—	2,908,518
Insurance premium financing note due in monthly installments of $227,453 from May 12, 2006 through January 12, 2007 (7.9% per annum)	—	225,940
Insurance premium financing note due in monthly installments of $225,783 from August 1, 2006 through April 1, 2007 (7.9% per annum)	—	888,538
Insurance premium financing note due in monthly installments of $503,294 from March 1, 2007 through December 1, 2007 (6.47% per annum)	3,447,841	—
Other notes payable	685,465	670,950

	29,133,306	13,367,517
Less principal due within one year	(3,701,630)	(3,608,132)

Total long-term notes payable	$25,431,676	$9,759,385

     The Company entered into a line of credit agreement dated April 12, 2005, as amended, with JPMorgan Chase Bank, N.A. (“JPMorgan”) that provided for borrowings up to $5,500,000, the amount of which was later increased to $30,000,000 as of December 31, 2006. Borrowings outstanding at December 31, 2006 totaled $4,218,470 and bore interest at 7.25% (0.50% above the prime rate of JPMorgan). The line of credit was paid off on February 27, 2007 with proceeds from the senior secured term loan entered into on that date.
     On February 27, 2007, the Company entered into a senior secured credit facility with JPMorgan, which replaced the line of credit noted above. As amended on June 19, 2007, the senior secured credit facility provides for $30,000,000 in revolving credit loans, which must be repaid by February 2010. The amount from time to time available under the senior secured credit facility may not exceed the sum of up to 85% of the Company’s eligible accounts receivable less reserves established by the administrative agent in its permitted

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
discretion, as that term is described in the credit agreement. As amended on June 19, 2007, the senior secured credit facility also includes availability for letters of credit in an amount not to exceed $25,000,000.
     On August 14, 2007, the Company entered into an amendment to the senior secured credit facility that, among other things, provides that at the request of the Company, the administrative agent may in its sole discretion make revolving loans to the Company, in amounts that exceed availability (as defined in the agreement governing the senior secured credit facility (the “Credit Facility Agreement”)) (any such excess revolving loan, an “Overadvance”). The amendment also provides that, so long as no event of default under the Credit Facility Agreement has occurred and is continuing, the administrative agent will make Overadvances in an aggregate amount of up to $7,500,000 at any time for a period of time beginning on August 14, 2007 until the earlier of (1) September 14, 2007 and (2) the date that the Export-Import Bank of the United States has guaranteed certain foreign accounts receivable for the benefit of the senior secured credit facility lenders under a transaction-specific revolving loan facility in an amount not less than $7,500,000. The amendment also provides that no Overadvance may remain outstanding for more than 30 days, and no Overadvance may cause any revolving lender’s revolving exposure (as defined in the Credit Facility Agreement) to exceed its revolving commitment (as defined in the Credit Facility Agreement). In addition, the amendment provides that the Company’s fixed charge coverage ratio may not be less than 0.80 to 1.0 for the quarter ending September 30, 2007.
     The Company had $13,146,719 outstanding under the senior secured credit facility as of June 30, 2007. The proceeds of the senior secured credit facility may be used for the Company’s general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness. As of June 30, 2007, $15,612,108 was deposited in escrow (restricted cash) to secure letters of credit required for the construction of the Superior Achiever and for other capital projects and charter agreements.
     Borrowings under the senior secured credit facility bear interest, at the Company’s option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, or (2) LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus a spread ranging from 1.75% to 2.25%, subject to a performance-based grid. The effective interest rate on these borrowings was 8.25% as of June 30, 2007.
     The Company is obligated to pay the lenders certain fees on the average daily unadvanced portion of the lenders’ loan commitments, and certain fees for issuance of letters of credit.
     Borrowings under the senior secured credit facility are subject to mandatory prepayment (1) with the proceeds of certain asset sales, (2) with the proceeds of certain sales of the Company’s equity securities, (3) with the proceeds from certain debt issuances, and (4) with any insurance proceeds received in excess of $500,000 with respect to the collateral, subject, in each case, to certain exceptions.
     The senior secured credit facility contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of at least 1.2 to 1.0, with which compliance is measured at the end of each fiscal quarter on an annualized fiscal year-to-date basis. For the quarter ended June 30, 2007, the Company was not in compliance with this covenant. On August 14, 2007, the Company obtained a waiver from the lender with respect to compliance with this covenant for the quarter ended June 30, 2007 and amended the senior secured credit facility to allow the Company to maintain a fixed charge coverage ratio of at least 0.8 to 1.0 for the quarter ending September 30, 2007.
     On February 27, 2007, the Company entered into a senior secured term loan with a syndicate of financial institutions. The senior secured term loan was in an aggregate principal amount of $110,000,000. The senior secured term loan was repayable in five equal quarterly installments of $275,000 beginning June 30, 2007, $825,000 of principal due in 2007 and in equal quarterly installments of $3,750,000 beginning September 30, 2008, with the balance payable in February 2012. The senior secured term loan bore interest, at the Company’s option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, in each case plus a spread equal to a performance-based grid, or (2) LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus 3.5%.
     The Company used the proceeds from the senior secured term loan to repay all outstanding indebtedness, and the Company terminated its existing line of credit agreement and revolving credit agreement as of February 27, 2007 upon repayment.
     On April 25, 2007, the Company repaid in full the senior secured term loan using $68,385,109 of the proceeds from the Offering and $43,496,441 of the proceeds previously received from the senior secured term loan that were being held in a segregated account. In April 2007, the Company expensed the outstanding debt issuance cost related to the senior secured term loan in the amount of $3,850,654. See Note 2 for further discussion of the Offering.
     On June 20, 2007, the Company entered into a senior secured term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions led by Fortis Capital Corp., as Administrative Agent. The Term Loan Facility provides for up to $60,000,000 in term loans, which the Company has the option to increase, subject to the agreement by the lenders to provide the necessary commitments, by up to $40,000,000 if the Company enters into a long-term, non-cancelable charter for its newbuild DP III deepwater construction and dive support vessel, the Superior Achiever, on terms acceptable to the Administrative Agent.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
     The Term Loan Facility is available for multiple borrowings in minimum amounts of $5,000,000 beginning on June 20, 2007 through December 31, 2008. Amounts borrowed and repaid may not be reborrowed. Any commitments not drawn prior to December 31, 2008 will be cancelled. As of June 30, 2007, $25,000,000 was outstanding under the Term Loan Facility.
     Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either:
•	a base rate equal to the greater of
–	the federal funds effective rate, plus 0.50%; and

–	the prime lending rate;
plus a spread equal to 1.00% per annum, or
•	the London Interbank Offered Rate, plus a spread equal to 3.25% per annum.
     The Company is obligated to pay the lenders certain fees on the average daily unadvanced portion of the lenders’ loan commitments.
     Borrowings under the Term Loan Facility must be repaid in 19 equal quarterly installments, commencing in March 2009, of 3.75% of the amount outstanding on December 31, 2008, with the balance payable in December 2013. Borrowings under the Term Loan Facility are subject to mandatory prepayment (1) with 35% of the Company’s excess cash flow in any fiscal quarter, commencing with the quarter ending after the Superior Achiever is placed in service and (2) with the proceeds of certain issuances of debt or equity or asset sales, as defined in the agreement governing the Term Loan Facility.
     The Term Loan Facility is secured by (1) a perfected first priority security interest in all of the Company’s vessels, equipment and other tangible assets, and (2) a perfected second priority security interest in the Company’s accounts receivable and inventory that are pledged in connection with the senior secured credit facility.
     The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2007 are: $3,701,630 in Year 1, $2,074,627 in Year 2, $3,864,227 in Year 3, $3,821,766 in Year 4, $3,793,622 in Year 5 and $11,877,434 thereafter.
     Interest expense (income) for the three and six months ended June 30, 2007 and June 30, 2006 consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$(304,060)	$(48,067)	$(714,998)	$(84,263)
Interest expense, net of capitalized interest	(48,826)	44,575	136,700	415,924

Interest expense (income), net	$(352,886)	$(3,492)	$(578,298)	$331,661

(6) Commitments and Contingencies
     (a) Leases
     On January 4, 2007, the Company entered into an agreement to lease a crane. The Company was obligated to make lease payments of $17,322 per month beginning February 2007; however, the lease subsequently was paid off in the first quarter of 2007 through the purchase of the crane in the amount of $859,159.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
     On February 26, 2007, the Company entered into a lease agreement with a company that Mr. Louis E. Schaefer, Jr., the Chairman of the Board of the Company, owns in respect of the Company’s property in Houston, Texas. The agreement provides for monthly payments of $3,000 and may be terminated by either party upon 30 days’ notice. The Company terminated the lease agreement in the second quarter of 2007.
     On February 26, 2007 the Company entered into two lease agreements with a company that Mr. Schaefer owns in respect of the Company’s property in Belle Chasse, Louisiana. Each agreement has a term of three years and provides for monthly payments of $3,500 and $1,500, respectively.
     On May 1, 2007, the Company entered into a sublease agreement for 13,882 square feet of office space in Houston, Texas. This sublease agreement has a term of approximately two years and four months and provides for average monthly payments of $26,803.
     On May 1, 2007, the Company entered into four lease agreements for dive gas storage modules. Each agreement has a term of five years and provides for monthly payments of $1,930.
     On July 1, 2007, the Company entered into two lease agreements for dive gas storage modules. Each agreement has a term of five years and provides for monthly payments of $1,930.
     (b) Charters
      On February 13, 2007, the Company entered into a contract for the charter of the Adams Surveyor. The contract term for the charter is one year, subject to options to extend the charter for up to two additional six-month periods. The Company took delivery of the Adams Surveyor in March 2007.
     On June 27, 2007, the Company entered into a contract for the charter of the Toisa Puma, a DP vessel. The contract term for the charter is two years, subject to options to extend the charter for up to two additional six-month periods. The Toisa Puma was delivered to the Company in late July 2007.
     On June 27, 2007, the Company entered into a contract for the charter of the Crossmar XIV. The contract term for the charter is through the completion of the assigned project. The Company took delivery of the Crossmar XIV in early July 2007.
     On July 17, 2007, the Company entered into a contract for the charter of the Seamec III, a DP vessel. The contract term for the charter is six months, subject to options to extend the charter for up to three additional six-month periods. The Company took delivery of the Seamec III in late July 2007.
     In late July 2007, the Company determined that it was the tax withholding agent for a foreign-owned vessel that operated in U.S. waters in 2004 and 2005. The charter agreement stipulates that the vessel owner is responsible for payment of taxes. The Company is required by law to withhold taxes with respect to payments made to the vessel owner, which should have been done as payments were made in 2004 and 2005. The amount that should have been withheld, including interest, is approximately $980,000, which the Company will attempt to collect from the vessel owner. Because collection of this amount cannot be assured, the Company has recorded the total amount in cost of revenues in the second quarter of 2007. The withholding tax relating to 2004 and 2005 is approximately $459,000 and $388,000, respectively, excluding interest. The Company recorded the correction of this error in the three months ended June 30, 2007 as an increase to cost of revenue of approximately $980,000, including interest. Income tax benefit was increased by approximately $346,000, resulting in an increase in the net loss of $634,000. Neither the origination nor the correction of the error was material to the Company’s financial statements.
     (c) Purchase Commitments
     On September 21, 2006, the Company entered into a definitive agreement for the construction of the Superior Achiever, a DP III deepwater construction and dive support vessel, for €61,735,500 (or approximately $80,000,000 based on current exchange rates at the time of payment of the initial commitment fee and the first installment payment and reflecting the exchange rate set forth in the Company’s currency hedging agreement relating to the remaining installments described below). On November 8, 2006, the Company entered into a hedging transaction with the purpose and effect of capping the exchange rate, at 1.2975 U.S. dollars to 1 Euro, on $72,091,436 of payments relating to the construction of the vessel through June 2008. The Company expects to place the vessel in service in the second half of 2008. As of June 30, 2007, the Company had paid the shipbuilder €45,428,158 (or approximately $58,604,452), which is included in property and equipment.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
     On December 1, 2006, the Company entered into a purchase agreement to acquire the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of Subtech Diving (Pty) Ltd. and Subtech Marine (Pty) Ltd. (“Subtech Diving and Marine”) for $3,800,000. In addition, the Company will pay an additional estimated $3,900,000 in the third quarter of 2007 based on the financial performance of the Company’s Subtech subsidiary through June 2007. See Note 10 for further discussion of the acquisition.
     On March 8, 2007, the Company finalized the purchase agreement to acquire a saturation diving system relating to the construction of the Superior Achiever for $16,900,000 due in various installments through June 2008. The Company was required to deposit $1,690,000 upon entering into the contract, which is included in property and equipment.
     On March 29, 2007, the Company entered into a purchase agreement to acquire a remotely operated vehicle, or ROV, for $4,089,216 due in various installments through May 2007, which the Company has paid in full.
     On July 26, 2007, the Company entered into a purchase agreement to acquire two ROVs to be placed onboard the Superior Achiever for $9,365,576 due in various installments through September 2008. The Company was required to deposit $900,000 to secure production slots for the two ROVs.
     (d) Litigation
     The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business. The Company does not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on its financial condition or results of operations.
(7) Major Customers
     The Company’s customers consist primarily of integrated and independent crude oil and natural gas exploration and production and gathering and transmission companies. The capital expenditures of the Company’s customers are generally dependent on their views of future crude oil and natural gas prices and successful offshore drilling activity. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2007	2006	2007	2006

Customer A	10%	8.5%	36%	5%
Customer B	20%	—	13%	—
Customer C	1%	15%	7%	20%
Customer D	1%	10%	1%	6%
Customer E	—	7%	—	19%
     The amount of revenue accounted for by a customer depends on the level of construction services the Company performs for the customer, which is based on the size of the customer’s capital expenditure budget and the Company’s ability to bid for and obtain the project. Consequently, customers who account for a significant portion of the Company’s revenues in one year may represent an immaterial portion of revenues in subsequent years.
     As of June 30, 2007 and December 31, 2006, three customers accounted for 55% and 50%, respectively, of total billed and unbilled receivables. Accounts receivable related to these customers totaled $21,768,740 and $27,961,621 at June 30, 2007 and December 31, 2006, respectively.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(8) Contributions to Employee Benefit Plan
     The Company sponsors a contributory 401(k) Plan in which salaried employees become eligible after completing six months of service and attaining age 21. The plan allows participants to contribute up to the Internal Revenue Service limit of $15,500 for 2007 (plus an additional amount not to exceed $5,000 for employees over the age of 50), with the Company making safe harbor contributions as needed and possible discretionary contributions. Plan expense for the three and six months ended June 30, 2007 was $208,237 and $444,951, respectively, and $164,661 and $316,506 for the three and six months ended June 30, 2006, respectively.
(9) Recent Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. Any interest or penalties assessed are classified as income tax expenses.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact of the adoption of this standard on the Company’s financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this new standard and any impact of its adoption on the Company’s financial position or results of operations.
(10) Acquisition
     Effective December 1, 2006, the Company, through a wholly owned subsidiary, acquired the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of South Africa-based Subtech Diving and Marine for approximately $2,800,000 (of which $969,688 was paid in January 2007), net of approximately $1,000,000 cash acquired. In addition, additional contingent consideration estimated at $3,900,000 will be paid in the third quarter of 2007 based on the financial performance of the Company’s Subtech subsidiary through June 2007. The acquisition was financed through cash from operations.
     The acquisition was accounted for using the purchase method of accounting in accordance with U.S. GAAP, with the purchase price paid by the Company being allocated to the net assets acquired from Subtech Diving and Marine, as of the acquisition date, based on their estimated fair values. The allocation of the purchase price was based on preliminary estimates subject to further assessment and adjustment pending the results of the Company’s final appraisals. The estimated $3,900,000 total contingent consideration is probable, and thus, recorded in other current liabilities, as of June 30, 2007.
     Subtech Diving and Marine’s results of operations have been included in the Company’s Consolidated Statement of Operations since December 1, 2006. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(11) Comprehensive Income
     The unaudited components of total comprehensive income for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$(10,787,438)	$12,128,451	$(4,602,110)	$24,045,393
Unrealized loss on foreign currency hedges, net of tax benefit of $(183,664) and $(132,119) for 2007	(341,091)	—	(245,365)	—
Foreign currency translation gain	249,650	—	41,220	—

Total comprehensive income (loss)	$(10,878,879)	$12,128,451	$(4,806,255)	$24,045,393

     The components of accumulated other comprehensive income (loss), as of the periods noted, were as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Unrealized gain on foreign currency hedges, net of tax of $406,085 and $538,204	$754,157	$999,522
Cumulative foreign currency translation losses	(63,346)	(104,566)

Accumulated other comprehensive income	$690,811	$894,956

(12) Share-Based Compensation
     On April 19, 2007, prior to the completion of the Offering, the Company granted (i) 2,163,333 shares of restricted stock under the Superior Offshore International 2007 Stock Incentive Plan (the “Plan”) to certain of its executive officers, employees and directors and (ii) options to purchase an aggregate of 752,000 shares of common stock under the Plan to certain of its employees. The shares of restricted stock granted in April 2007 are subject to graded vesting over a three-year period or a four-and-one-half year period. In May 2007, the Company granted (i) 121,667 shares of restricted stock under the Plan to certain of its executive officers and employees and (ii) options to purchase an aggregate of 96,998 shares of common stock under the Plan to certain of its employees. The shares of restricted stock granted in May 2007 are subject to graded vesting over a three-year period. The Company determined the fair value of restricted stock awards based on the market price of its common stock on the date of grant.
     The options to purchase shares of common stock that were granted prior to the completion of the Offering and in May 2007 vest in equal increments over four years. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life of each issuance was based on the midpoint between the contractual vesting period and the 10-year expiration of the options, if unexercised. As actual post-vest termination data results are obtained in future years, the Company will transition to an expected life based on historical exercise trends. The expected volatility is based on the average reported historical volatility of the Company’s competitors for a period approximating the expected life. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The following table presents the weighted-average assumptions used in the option pricing model for the three months ended June 30, 2007:

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Expected life (years)	6.25
Risk—free interest rate	4.6%
Volatility	56.0%
Dividend yield	0.0%
Weighted—average fair value per share at grant date	8.95
     Compensation cost on all share-based awards will be recognized on a straight-line basis over the vesting or service period, net of forfeitures. Compensation expense, net of tax, from the amortization of share-based payments was $1,449,091 for the three and six months ended June 30, 2007. The Company estimates that its remaining compensation expense, net of tax, from the amortization of share-based payments for awards granted during the second quarter of 2007 will be approximately $3,777,060 in 2007, $6,094,241 in 2008, $6,092,758 in 2009, $5,366,497 in 2010 and $3,316,295 in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as with our audited consolidated financial statements and notes thereto appearing in our Prospectus, dated April 19, 2007 and filed with the SEC on April 20, 2007, relating to our initial public offering (the “IPO Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption “Risk Factors” in our IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.
Our Business
     We generate revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries operating internationally and on the outer continental shelf of the Gulf of Mexico. Our customers include many of the large crude oil and natural gas producers, gathering and transmission companies and deepwater construction companies. In the second quarter of 2007, we made significant progress on implementing our strategy of continuing to expand our business from shallow water operations in the Gulf of Mexico to deepwater and international locations.
     In order to help satisfy the increased demand for subsea construction and commercial diving services, we have significantly expanded our capacity by acquiring vessels, chartering vessels on both a long- and short-term basis and hiring diving and marine personnel. In addition, we have broadened the scope of the services we provide to include higher-margin subsea and deepwater construction services. Moreover, we regularly seek to provide services to third-party vessels and charter vessels on a short-term basis during periods of high demand for our subsea construction and commercial diving services.
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
     Our fabrication business represented approximately 7.1% and 2.8% of our revenues for the three months ended June 30, 2006 and 2007, respectively, and approximately 7.1% and 3.1% of our revenues for the six months ended June 30, 2006 and 2007, respectively. The decrease in the percentage of revenue for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is due to a decrease in the number of Gulf of Mexico projects requiring fabrication. Although our fabrication business represents a relatively small portion of our revenues, our fabrication facility allows us to reduce our reliance on third-party suppliers and increase our ability to complete projects on a timely and cost-effective basis.
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
     Our revenues are affected by drydockings of our vessels for periodic upgrade, refurbishment and repair projects. Vessels in drydock do not earn income, and therefore our revenues will be adversely affected during these projects. Upgrade, refurbishment and repair projects are subject to delays and cost overruns inherent in any large construction project. As described in our Quarterly Report for the period ended March 31, 2007, two of our dynamically positioned, or DP, vessels, the Superior Endeavour and the Gulmar Condor, were in drydock during the second quarter of 2007 and therefore did not earn income during the period. The Gulmar Condor was placed in service in July 2007, and we expect to place the Superior Endeavour back in service by the end of August 2007.
     In addition, as described in our Quarterly Report for the period ended March 31, 2007, our four-point vessels experienced low utilization rates during the first half of the second quarter of 2007, a trend that continued for the remainder of the period. We also ceased providing diving personnel and technical expertise to the Toisa Proteus in mid-May 2007, which was the scheduled expiration of the contract for those services, as described in our Quarterly Report for the period ended March 31, 2007. These factors contributed to the decline in our revenues for the second quarter of 2007 as compared with the same period in 2006.
Our Outlook
     Our business was adversely affected in the second quarter of 2007 by the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007, which resulted in a loss of approximately 90 vessel revenue days in the second quarter of 2007, the continued low levels of demand for the four-point surface dive vessel market, and the successful completion of our provision of diving services and technical expertise to the Toisa Proteus in May 2007. During most of the first quarter and all of the second quarter of 2007, only two of our DP vessels were available for work. For additional information about the second quarter of 2007, please read “—Results of Operations—Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006” below.
     We currently have two DP vessels in service, the Gulmar Condor and the Adams Surveyor. These vessels are expected to have strong utilization in the third quarter of 2007 and presently are experiencing near full utilization. Following acceptance of delivery, the Toisa Puma is expected to enter service by the end of August 2007 and perform ROV support in the Gulf of Mexico while her saturation diving system undergoes scheduled re-certification. In addition, we now anticipate that the Superior Endeavour will return to service by the end of August 2007 and is expected to immediately begin work for one of our customers. Our fifth DP vessel, the Gulmar Falcon, was placed in drydock for scheduled maintenance in July 2007 and is expected to return to service in Trinidad in September 2007. Average dayrates for our working DP vessels have remained strong and consistent with the second quarter of 2007.
     In June 2007, we commenced a significant project in Trinidad for a major energy company. The project initially utilized the Gulmar Falcon prior to her scheduled drydocking. This vessel has been replaced by the Gulmar Condor, the Seamec III and the Crossmar XIV. The customer has also acquired a right of first refusal with respect to the use of the Gulmar Falcon when that vessel re-enters service. The project is on a dayrate basis and is scheduled to last for approximately four months.
     Our four-point vessels have continued to experience low utilization rates during the first half of the third quarter of 2007 primarily due to decreased demand for four-point surface dive vessels, while pricing pressure has resulted in a decline in average dayrates for our four-point vessels.
     We are continuing to expand our business from shallow water operations in the Gulf of Mexico to deepwater and international locations. We expect that approximately two-thirds of our revenues for the second half of 2007 will be generated from non-hurricane-related, international operations. We are considering establishing a more permanent presence in Trinidad in response to the demand of several large exploration and production companies operating in that area, and plan to increase our ability to serve customers in the Middle East and Africa.

     As discussed in “—Accounting for Share-Based Payments” below, we began recording additional compensation expense in the second quarter of 2007 as a result of the issuance of restricted stock and options to our officers and employees in April and May 2007.
     The foregoing statements concerning the second half of 2007 constitute forward-looking statements and are subject to risks and uncertainties, including those described under the caption “Risk Factors” in the IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.
Our Fleet
     The following table contains information regarding the vessels in our fleet as of August 15, 2007:

			Year	Date
			Purchased	Placed in		Clear Deck		Moon Pool	Crane
		Own/	or Chartered	Service by	Length	Space		Launch/	Capacity
	Flag	Charter	by Superior	Superior	(feet) (1)	(sq. feet)	Accommodations	SAT Diving	(tons)
DP Vessels:
Superior Endeavour	Vanuatu	Own	2004 (2)	10/2004	265	8,600	61	Yes(3)	45 (3)
Gulmar Falcon	Panama	Charter(4)	2006	04/2006	220	9,235	73	Yes(5)	30
Gulmar Condor	Panama	Charter(6)	2006	07/2007	341	10,764	128	Yes(5)	120/70
Adams Surveyor	Bahrain	Charter(7)	2007	03/2007	228	5,084	54	No(8)	45
Toisa Puma	Liberia	Charter(9)	2007	—	253	4,672	60	Yes(5)	25
Seamec III	India	Charter(10)	2007	07/2007	304	5,124	90	Yes(5)	50/10
Four-Point Vessels:
Gulf Diver III	U.S.	Own	2003	09/2003	165	1,034	36	No	10
Gulf Diver IV (11)	U.S.	Own	2005	—	168	2,880	43	No	15
Gulf Diver V	U.S.	Own	2005	03/2006	180	3,330	23	No	15
Gulf Diver VI	U.S.	Own	2006	09/2006	166	2,890	38	No	15

(1)	We measure the length of each vessel from the tip of the bow to the farthest point on the stern. Other companies or regulatory bodies may measure vessel length differently than we do.

(2)	We chartered this vessel beginning in October 2004 and purchased this vessel in April 2005.

(3)	We placed this vessel in the shipyard in February 2007 for scheduled upgrades and expect to place this vessel back in service by the end of August 2007. Following these upgrades, the Superior Endeavour will be equipped with a 50-ton crane, a six-man saturation diving system and a hyperbaric rescue chamber.

(4)	This charter expires in March 2008, subject to options to extend the charter for up to two additional six-month periods. The vessel owner placed this vessel in shipyard in July 2007 for scheduled upgrades, and we expect to place this vessel back in service in September 2007.

(5)	This vessel is equipped with a hyperbaric rescue chamber.

(6)	This charter expires in March 2009, subject to options to extend the charter for up to two additional six-month periods.

(7)	This charter expires in February 2008, subject to options to extend the charter for up to two additional six-month periods.

(8)	This vessel does not currently have a saturation diving system, but has positioning and reference systems that allow the operation of either a saturation diving system or ROVs.

(9)	This charter expires in July 2009, subject to options to extend the charter for up to two additional six-month periods. We expect to place this vessel in service by the end of August 2007.

(10)	This charter expires in January 2008, subject to options to extend the charter for up to three additional six-month periods.

(11)	This vessel has been in the shipyard for upgrade and refurbishment since we acquired it in December 2005. We are evaluating the engineering, refurbishment and future deployment of this vessel. We do not expect to place this vessel in service in 2007.
     In addition to the vessels that we own or charter on a long-term basis, during periods of significant demand we charter vessels on a short-term basis under contracts of less than six months. We also provide diving personnel and technical expertise on vessels and platforms owned and operated by third parties.
     In June 2007, we entered into a cooperation agreement with Cross Logistics, Inc., the owner of the Crossmar XIV, a 250-foot, four-point construction barge. The agreement expires in December 2007 and provides for us and Cross Logistics to cooperate in marketing our combined capabilities for certain projects and to perform any resulting contracts. We and Cross Logistics also have entered into a time charter for the Crossmar XIV pursuant to which we are currently providing diving personnel, dive equipment, an ROV and project supervision to the vessel in connection with our Trinidad project. The Trinidad customer is responsible for payment of all equipment and services provided under the charter. The Crossmar XIV is outfitted with a 140-ton crane and has clear deck space of 4,565 square feet.
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
Factors Affecting Our Operations
     The primary factors affecting demand for our services are crude oil and natural gas prices, which in turn influence levels of capital spending on offshore drilling and field development. In the last two years, crude oil prices have increased substantially, with the annual average of the NYMEX West Texas Intermediate, or WTI, crude oil 12-month strip futures price increasing from $28.24 per barrel in 2003 to $69.47 per barrel in 2006. Natural gas prices have been more volatile over the same period: although the annual average of the Henry Hub natural gas 12-month strip futures price has increased from $5.28 per one million British thermal units, or Mmbtu, in 2003 to $8.55 per Mmbtu in 2006, the Henry Hub natural gas 12-month strip futures price has been as high as $12.47 per Mmbtu on September 29, 2005 and as low as $4.56 per Mmbtu on January 1, 2003. As of June 29, 2007, the NYMEX WTI crude oil 12-month strip futures price was $71.65, and the Henry Hub natural gas 12-month strip futures price was $7.95. We are also affected by strict regulatory policies in the U.S. Gulf of Mexico, which require periodic inspections, maintenance, repair and ultimately decommissioning of production facilities and infrastructure. Although demand for our services typically is highly correlated with capital spending on offshore drilling and development activities, recently our business has been influenced more significantly by the demand for hurricane-related repair work. Presently, all of our vessels are dedicated to infrastructure construction, inspection and repair projects.
     Vessel utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. Our vessel utilization is typically lower during the first quarter, and to a lesser extent the fourth quarter, due to winter weather conditions in the Gulf of Mexico.
     Another key performance measure for our business is vessel revenue days. Vessel revenue days indicate the total number of days that the vessels in our fleet and vessels subject to short-term charters generated revenues. Although the number of vessel revenue days related to our owned and long-term chartered vessels has increased as we have increased the size of our fleet, the number of vessel revenue days related to short-term charters also increased in 2006 due to the additional vessels we chartered in that period in response to increased demand for our services following Hurricanes Katrina and Rita. Vessel revenue days in the first and second quarters of 2007 have declined because of the drydocking of the Superior Endeavour for scheduled upgrades beginning in February 2007, which resulted in the loss of approximately 90 vessel revenue days in the second quarter, decreased demand for four-point vessels, and the successful completion of our provision of diving services and technical expertise to the Toisa Proteus in May 2007.

     The following table sets forth key indicators and performance metrics for our business:

	2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2
Number of vessels (as of end of period) (1)	6	7	7	8	9	9
Number of vessel revenue days (2):
Owned and long-term charter	236	363	330	380	196	234
Short-term charter	521	291	247	318	408	128

Total vessel revenue days	757	654	577	698	604	362

Vessel utilization (3)	91%	93%	85%	88%	45%	51%

U.S. natural gas prices (4)	$9.04	$8.81	$8.49	$7.86	$7.98	$8.63
NYMEX crude oil prices (5)	$66.20	$73.29	$73.74	$64.70	$61.87	$68.72

(1)	The number of vessels as of the end of each period represents our DP and four-point vessels owned or under long-term charter. Vessels acquired are treated as added to our fleet as of the date we purchased the vessel. Vessels under long-term charter are treated as part of our fleet during the term of the charter. We define long-term charters as charters of six months or longer. Our method of computation of number of vessels may or may not be comparable to other similarly titled measures of other companies. The number of vessels for the first and second quarters of 2006 includes our ownership of the Gulf Diver IV and the Gulf Diver VI, which were owned but not in service during those periods. The number of vessels for the third and fourth quarters of 2006 includes our ownership of the Gulf Diver IV, which was owned but not in service during those periods, and our charter of the American Salvor, which was under long-term charter but not in service during those periods. The number of vessels for the fourth quarter of 2006 and the first and second quarters of 2007 also includes our charter of the Gulmar Condor, which was under long-term charter but not in service during those periods. The number of vessels for the second quarter of 2007 also includes our ownership of the Superior Endeavour, which was owned but not in service during that period.

(2)	The number of vessel revenue days is the total number of days the vessels generated revenue. Our method of computation of number of vessel revenue days may or may not be comparable to other similarly titled measures of other companies.

(3)	Average vessel utilization is calculated by dividing the total number of days our owned or long-term chartered vessels generated revenues by the total number of days the vessels were available for service in each period and does not reflect days during the period between the dates vessels were acquired and initially placed in service and days vessels were in drydock for regulatory-related inspections and maintenance. Our method of computation of vessel utilization may or may not be comparable to other similarly titled measures of other companies.

(4)	Quarterly average of the Henry Hub natural gas 12-month strip futures price (dollars per Mmbtu).

(5)	Quarterly average of NYMEX WTI crude oil 12-month strip futures price (dollars per barrel).
Recent Events
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock, par value $0.01 per share, including 8,666,667 shares sold by us and 3,025,000 shares sold by selling stockholders. We received net proceeds from the initial public offering, after deducting the underwriting discount and expenses of the offering, of $118.1 million. On April 25, 2007, we:
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
     We expended the remaining approximately $17.9 million of the proceeds from our initial public offering on capital expenditures during the three months ended June 30, 2007.
     In June 2007, we entered into a six-year, $60.0 million senior secured term loan with a syndicate of financial institutions. For additional information regarding the senior secured term loan, please read “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Term Loan” below.
     In June 2007, we entered into an amendment to our senior secured credit facility with JPMorgan Chase Bank, N.A. Among other things, the amendment (1) increases the amount available for revolving credit loans under the senior secured credit facility from $20.0 million to $30.0 million and (2) increases the availability for letters of credit under the senior secured credit facility from $17.0 million to $25.0 million. For additional information regarding the senior secured credit facility, please read “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facility” below.
     In June 2007, we entered into a contract for the charter of the Toisa Puma. The contract term for the charter is two years, subject to options to extend the charter for up to two additional six-month periods. The Toisa Puma was delivered to us in late July 2007.
     In June 2007, we entered into a contract for the charter of the Crossmar XIV. The contract term for the charter is through the completion of the assigned project. We took delivery of the Crossmar XIV in early July 2007.
     In July 2007, we entered into a contract for the charter of the Seamec III. The contract term for the charter is six months, subject to options to extend the charter for up to three additional six-month periods. We took delivery of the Seamec III in late July 2007.
     In August 2007, we entered into an amendment to our senior secured credit facility that, among other things, provides that at our request, the administrative agent may in its sole discretion make revolving loans to us, in amounts that exceed availability (as defined in the agreement governing the senior secured credit facility). For additional information regarding the amendment to the senior secured credit facility, please read “—Liquidity and Capital Resources—Long Term Debt—Senior Secured Credit Facility” below.
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
Major Customers and Concentration of Credit Risk
     Our customers consist primarily of integrated and independent crude oil and natural gas exploration and production and gathering and transmission companies. The capital expenditures of our customers are generally dependent on their views of future crude oil and natural gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2007	2006	2007	2006

Customer A	10%	8.5%	36%	5%
Customer B	20%	—	13%	—
Customer C	1%	15%	7%	20%
Customer D	1%	10%	1%	6%
Customer E	—	7%	—	19%
     The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of the customer’s capital expenditure budget and our ability to bid for and obtain the project. Consequently, customers who account for a significant portion of our revenues in one year may represent an immaterial portion of revenues in subsequent years.
     As of June 30, 2007 and December 31, 2006, three customers accounted for 55% and 50%, respectively, of total billed and unbilled receivables. Accounts receivable related to these customers totaled approximately $21.8 million and $28.0 million at June 30, 2007 and December 31, 2006, respectively.
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
Accounting for Share-Based Payments
     Historically, we have not granted stock options or restricted stock to our employees. However, prior to the completion of our initial public offering, we granted to certain of our executive officers, employees and directors an aggregate of 2,163,333 shares of restricted stock and options to purchase an aggregate of 752,000 shares of our common stock with an exercise price of $15.00 per share, which was the initial public offering price of our common stock. These awards were made under our 2007 stock incentive plan and generally will vest in equal installments over a three-, four-or four-and-one-half-year period. In May 2007, we granted to certain of our executive officers and employees an aggregate of 121,667 shares of restricted stock and options to purchase an aggregate of 96,998 shares of our common stock. We determined the fair value of restricted stock awards based on the market price of our common stock on the date of grant and the fair value of options using a Black Scholes option pricing model. The May 2007 awards were granted under our 2007 stock incentive plan and generally will vest in equal installments over a three- or four-year period.
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), requires all share-based payments to employees, including grants of restricted stock and stock options to employees, to be recognized in the financial statements based on their fair values. Under SFAS 123R, we recognize compensation cost on a straight-line basis over the vesting or service period, net of forfeitures. Our compensation expense, net of tax, from the amortization of share-based payments was approximately $1.5 million for the three and six months ended June 30, 2007. We estimate that our remaining compensation expense, net of tax, from the amortization of share-based payments for awards granted during the second quarter of 2007 will be approximately $3.8 million in 2007, $6.1 million in 2008, $6.1 million in 2009, $5.4 million in 2010 and $3.3 million in 2011. The foregoing estimates constitute forward-looking statements and are subject to risks and uncertainties. The actual future costs and timing of share-based payments could differ materially from these estimates. For more information regarding stock-based awards and our 2007 stock incentive plan, please read Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
     The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this Quarterly Report on Form 10-Q, we disclose EBITDA, a non-GAAP financial measure. EBITDA is calculated as net income (loss) before interest expense (income), provision (benefit) for income taxes and depreciation and amortization.
     EBITDA is included in this Quarterly Report on Form 10-Q because our management believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness.
     EBITDA is not a substitute for the GAAP measure of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, provision for income taxes and depreciation and amortization.
     EBITDA for the three months ended June 30, 2007 and 2006 was approximately $(11.7) million and $19.5 million, respectively, and EBITDA for the six months ended June 30, 2007 and 2006 was approximately $(1.5) million and $38.9 million, respectively. The following table reconciles EBITDA with our net cash provided by (used in) operating activities.

Reconciliation of EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(dollars in thousands)

EBITDA	$(11,665)	$19,481	$(1,485)	$38,881

Less: interest income (expense), net*	353	3	578	(332)
Less: benefit (provision) for income taxes	5,598	(6,632)	2,548	(13,049)
Plus: gain (loss) on disposal of assets	(4)	155	(28)	155
Plus: allowance for doubtful accounts	1,914	273	1,985	440
Plus: stock compensation expense	2,229	—	2,229	—
Less: decrease (increase) in accounts receivable	9,697	(10,023)	14,134	(21,608)
Less: increase in inventory	(150)	(138)	(207)	(157)
Less: increase in other assets	(2,983)	(1,944)	(5,742)	(1,156)
Plus: (decrease) increase in accounts payable and accrued expenses	(5,570)	(915)	(10,728)	2,158
Plus: (decrease) increase in income taxes payable	(13,130)	4,180	(13,250)	6,147
Plus: increase in other liabilities	—	(114)	—	(57)
Plus: (decrease) increase in deferred income taxes	(3,506)	851	(2,330)	851

Net cash provided by (used in) operating activities	$(17,217)	$5,177	$(12,296)	$12,273

*	Interest expense (income) for the three and six months ended June 30, 2007 and 2006 consists of the following elements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$(304,060)	$(48,067)	$(714,998)	$(84,263)
Interest expense, net of capitalized interest	(48,826)	44,575	136,700	415,924

Interest expense (income), net	$(352,886)	$(3,492)	$(578,298)	$331,661

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(dollars in millions)
Number of vessel revenue days(1):
Owned and long-term charter	234	363	431	599
Short-term charter	128	291	576	812

Total vessel revenue days	362	654	1,007	1,411

Revenues	$41.9	$60.6	$96.2	$110.0
Cost of revenues (excluding depreciation and amortization)	35.3	33.1	68.3	57.0
Operating expenses	19.5	8.8	31.8	15.6
Non operating expenses	3.5	—	3.3	0.3
Provision (benefit) for income taxes	(5.6)	6.6	(2.6)	13.1
Net income (loss)	(10.8)	12.1	(4.6)	24.0

(1)	The number of vessel revenue days is the total number of days the vessels generated revenue. Our method of computation of number of vessel revenue days may or may not be comparable to other similarly titled measures of other companies.
Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006
     Revenues. Revenues for the three months ended June 30, 2007 were $41.9 million compared with $60.6 million for the three months ended June 30, 2006, a decrease of $18.7 million. Our total vessel revenue days were 362 in the second quarter of 2007 compared with 654 in the second quarter of 2006. Our owned and long-term charter vessel revenue days were 234 in the second quarter of 2007 compared with 363 in the second quarter of 2006, and our short-term charter vessel revenue days were 128 in the second quarter of 2007 compared with 291 in the second quarter of 2006. The decrease in vessel revenue days is partially attributable to the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007, which resulted in a loss of approximately 90 vessel revenue days in the second quarter of 2007, and significantly lower utilization of our four-point vessels due to decreased demand in the Gulf of Mexico. We expect to place the Superior Endeavour back in service by the end of August 2007. In addition, we ceased providing diving personnel and technical expertise to the Toisa Proteus in mid-May 2007, the scheduled expiration of the contract for those services. Our revenues in the second quarter of 2007 were favorably affected by continued provision of diving personnel and technical expertise on vessels and platforms owned and operated by third parties. The drydocking of the Superior Endeavour and the decrease of short-term charters in the second quarter of 2007 caused a shift in the composition of revenue days, which in combination with lower activity levels resulted in lower operating margins than achieved in the second quarter of 2006.
     Costs of Revenues (excluding depreciation and amortization). Costs of revenues consist mainly of vessel charter costs, labor costs and related employee benefits, fuel and third-party equipment rentals. Costs of revenues for the three months ended June 30, 2007 were $35.3 million compared with $33.1 million for the three months ended June 30, 2006, an increase of $2.2 million. This increase was due to an increase in labor costs and related employee benefits in connection with the addition of employees of our Subtech subsidiary, and a write-off relating to withholding expense with respect to a foreign-owned vessel, in the second quarter of 2007 as compared to the second quarter of 2006, partially offset by a decrease in vessel charter costs.
     Operating Expenses. Operating expenses consist mainly of selling, general and administrative costs not directly related to a specific project or job, depreciation and amortization, disposal of assets, insurance and bad debt expense. Operating expenses for the three months ended June 30, 2007 were $19.5 million compared with $8.8 million for the three months ended June 30, 2006, an increase of $10.9 million. This increase was attributable to several factors: salaries, labor costs and related employee benefits increased $2.7 million; stock-based compensation increased $2.2 million due to the initiation of the 2007 stock incentive plan; professional fees increased $1.9 million mainly due to reporting and other obligations under the Securities Exchange Act of 1934, as well as compliance with the Sarbanes-Oxley Act; and bad debt expense increased $1.6 million due to a write-off associated with one customer of $1.8 million. In addition, we incurred $0.8 million in connection with the relocation of our headquarters to Houston.
     Non-Operating Expenses. Interest income, net for the three months ended June 30, 2007 was $0.4 million. Interest expense, net for the three months ended June 30, 2006 was $0 million. Loss on extinguishment of debt was $3.9 million due to the write-off of debt issuance costs upon the early payment of the senior secured term loan.
     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes for the three months ended June 30, 2007 was $(5.6) million compared with $6.6 million for the three months ended June 30, 2006, a decrease of $12.2 million. This decrease was due to lower profitability. Our effective tax rate was 34.2% for the three months ended June 30, 2007 and 35.4% for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 versus the Six Months Ended June 30, 2006
     Revenues. Revenues for the six months ended June 30, 2007 were $96.2 million compared with $110.0 million for the six months ended June 30, 2006, a decrease of $13.8 million. Our total vessel revenue days were 1,007 for the six months ended June 30, 2007 compared with 1,411 for the six months ended June 30, 2006. Our owned and long-term charter vessel revenue days were 431 for the six months ended June 30, 2007 compared with 599 for the six months ended June 30, 2006, and our short-term charter vessel revenue days were 576 for the six months ended June 30, 2007 compared with 812 for the six months ended June 30, 2006. The decrease in vessel revenue days is partially attributable to the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007, which resulted in a loss of approximately 144 vessel revenue days for the six months ended June 30, 2007, and significantly lower utilization of our four-point vessels due to decreased demand in the Gulf of Mexico. We expect to place the Superior Endeavour back in service by the end of August 2007. Our vessel revenue days also suffered from lower utilization of our four-point vessels resulting from winter weather conditions in the U.S. Gulf of Mexico that historically affect vessel utilization in the first quarter of each year. We experienced higher utilization of our four-point vessels for the six months ended June 30, 2006 than we would normally expect because certain customers paid us standby rates to ensure that our vessels were available to make significant hurricane related repairs as weather improved. Our revenues for the six months ended June 30, 2007 were favorably affected by continued provision of diving personnel and technical expertise on vessels and platforms owned and operated by third parties. The drydocking of the Superior Endeavour and the decrease of short-term charters in the first half of 2007 caused a shift in the composition of revenue days, which in combination with lower activity levels resulted in lower operating margins than achieved for the six months ended June 30, 2006.
     Costs of Revenues (excluding depreciation and amortization). Costs of revenues consist mainly of vessel charter costs, labor costs and related employee benefits, fuel and third-party equipment rentals. Costs of revenues for the six months ended June 30, 2007 were $68.3 million compared with $57.0 million for the six months ended June 30, 2006, an increase of $11.3 million. This increase was due to an increase in labor costs and related employee benefits in connection with the addition of employees of our Subtech subsidiary, and a write-off relating to withholding expense with respect to a foreign-owned vessel, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, partially offset by a decrease in vessel charter costs.
     Operating Expenses. Operating expenses consist mainly of selling, general and administrative costs not directly related to a specific project or job, depreciation and amortization, disposal of assets, insurance and bad debt expense. Operating expenses for the six months ended June 30, 2007 were $31.8 million compared with $15.6 million for the six months ended June 30, 2006, an increase of $16.2 million. This increase was attributable to several factors: salaries, labor costs and related employee benefits increased $5.5 million; stock-based compensation increased $2.2 million due to the initiation of the 2007 stock incentive plan; professional fees increased $2.8 million mainly due to reporting and other obligations under the Securities Exchange Act of 1934, as well as compliance with the Sarbanes-Oxley Act; and bad debt expense increased $1.7 million due to a write-off associated with one customer of $1.8 million. In addition, we incurred $0.8 million in connection with the relocation of our headquarters to Houston.

     Non-Operating Expenses (Income). Interest income, net for the six months ended June 30, 2007 was $0.6 million. Interest expense, net for the six months ended June 30, 2006 was $0.3 million. Loss on extinguishment of debt was $3.9 million due to the write-off of debt issuance costs upon the early payment of the senior secured term loan.
     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes for the six months ended June 30, 2007 was $(2.6) million compared with $13.1 million for the six months ended June 30, 2006, a decrease of $15.7 million. This decrease was due to lower profitability. Our effective tax rate was 35.6% for the six months ended June 30, 2007 and 35.2% for the six months ended June 30, 2006.
Liquidity and Capital Resources
Cash Flows
     The principal uses of cash in our business have been investments in our assets, particularly for the acquisition of vessels, the subsequent refurbishment and upgrade of newly acquired vessels and the enhancement of our existing vessels, and funding working capital, losses from operations and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, our initial public offering and debt financing.
     We had cash and cash equivalents of approximately $1.5 million as of June 30, 2007, a decrease of approximately $1.0 million from December 31, 2006. The primary sources of cash for the six months ended June 30, 2007 were $110.9 million provided by financing activities. The primary uses of cash for the six months ended June 30, 2007 were $88.2 million for capital expenditures, $12.3 million used by operating activities, $10.8 million deposited in a segregated account and in escrow to secure letters of credit required for the construction of the Superior Achiever and other capital projects, and $1.0 million, net to acquire Subtech Diving and Marine. Major capital projects during the six months ended June 30, 2007 included expenditures for the construction of the Superior Achiever, upgrades to the Superior Endeavour, the enhancement of existing vessels and the acquisition of diving equipment, including equipment relating to saturation diving systems.
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock, par value $0.01 per share, including 8,666,667 shares sold by us and 3,025,000 shares sold by selling stockholders. We received net proceeds from the initial public offering, after deducting the underwriting discount and expenses of the offering, of $118.1 million. On April 25, 2007, we:
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
      We expended the remaining approximately $17.9 million of the proceeds from our initial public offering on capital expenditures during the three months ended June 30, 2007.
     On June 20, 2007, we entered into a senior secured term loan facility with a syndicate of financial institutions led by Fortis Capital Corp., as Administrative Agent. We received $25.0 million of proceeds from the senior secured term loan facility. We used the proceeds to pay $9.3 million towards our 2006 federal tax liability, $2.0 million towards our 2007 federal tax liability and $13.7 million for general corporate purposes.
Capital Expenditures
     During the first six months of 2007, we spent approximately $83.5 million on capital expenditures related to the construction of the Superior Achiever and related equipment as well as refurbishments and upgrades to our fleet and other items. We currently intend to spend an additional $26.0 million in the last six months of 2007 for capital expenditures related to the construction of the Superior Achiever, refurbishments and upgrades to our fleet and other items. In addition, we expect remaining total capital expenditures related to the construction of the Superior Achiever and related equipment in 2008 to be approximately $40.8 million. We also will pay an estimated $3.9 million in the third quarter of 2007 in connection with our acquisition of the businesses of Subtech Diving and Marine in December 2006, based on the financial performance of our Subtech subsidiary through June 2007.
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
     We have a senior secured credit facility that provides for $30.0 million in revolving credit loans, $13.1 million of which was outstanding as of June 30, 2007. We also have a senior secured term loan facility that provides for up to $60.0 million in term loans, which we have the option to increase, subject to the agreement by the lenders to provide the necessary commitments, by up to $40.0 million if we enter into a long-term, non-cancelable charter for the Superior Achiever on terms acceptable to the Administrative Agent. We had $25.0 million outstanding under this senior secured term loan facility as of June 30, 2007.
     We believe that our current cash on hand and our cash flow from operations for the next 12 months, together with availability under our senior secured credit facility and our senior secured term loan, will be adequate during such period to meet our working capital requirements, to make our planned capital expenditures, to repay our debts as they become due and otherwise to operate our business. We are pursuing a new revolving credit facility that we believe would better accommodate the continuing expansion of our business into deepwater and international locations and provide greater liquidity and borrowing base capacity than is available under our existing senior secured credit facility. Our ability to fund planned capital expenditures and to make payments on our indebtedness in the future will depend on our ability to generate cash, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from further equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.
Long-Term Debt
     Long-term debt outstanding at June 30, 2007, including current maturities, was $42.3 million.
     Senior Secured Term Loan. In June 2007, we entered into a senior secured term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions led by Fortis Capital Corp., as Administrative Agent. The Term Loan Facility provides for up to $60.0 million in term loans, which we have the option to increase, subject to the agreement by the lenders to provide the necessary commitments, by up to $40.0 million if we enter into a long-term, non-cancelable charter for the Superior Achiever on terms acceptable to the Administrative Agent.
     The Term Loan Facility is available for multiple borrowings in minimum amounts of $5.0 million beginning on June 20, 2007 through December 31, 2008. Amounts borrowed and repaid may not be reborrowed. Any commitments not drawn prior to December 31, 2008 will be cancelled. As of June 30, 2007, $25.0 million was outstanding under the Term Loan Facility.
     Borrowings under the Term Loan Facility bear interest, at our option, at either:
•	a base rate equal to the greater of
     - the federal funds effective rate, plus 0.50%; and
     - the prime lending rate;
     plus a spread equal to 1.00% per annum, or
•	the London Interbank Offered Rate, plus a spread equal to 3.25% per annum.
     We are obligated to pay the lenders certain fees on the average daily unadvanced portion of the lenders’ loan commitments.
     Borrowings under the Term Loan Facility must be repaid in 19 equal quarterly installments, commencing in March 2009, of 3.75% of the amount outstanding on December 31, 2008, with the balance payable in December 2013. Borrowings under the Term Loan Facility are subject to mandatory prepayment (1) with 35% of our excess cash flow in any fiscal quarter, commencing with the quarter ending after the Superior Achiever is placed in service and (2) with the proceeds of certain issuances of debt or equity or asset sales, as defined in the agreement governing the Term Loan Facility (the “Term Loan Agreement”).
     The Term Loan Facility is secured by (1) a perfected first priority security interest in all of our vessels, equipment and other tangible assets, and (2) a perfected second priority security interest in our accounts receivable and inventory that are pledged in connection with the senior secured credit facility described under “—Senior Secured Credit Facility” below.
     The Term Loan Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Term Loan Agreement) to consolidated EBITDA (as defined in the Term Loan Agreement) of no greater than 2.0 to 1.0;

•	the maintenance of a ratio of consolidated EBITDA to consolidated interest expense (as defined in the Term Loan Agreement) of at least 5.0 to 1.0;

•	the maintenance of a ratio of appraised fair market value of vessels (as defined in the Term Loan Agreement) and related equipment pledged as collateral to outstanding borrowings under the senior secured term loan facility of at least 1.20 to 1.0 until December 31, 2008 and 2.0 to 1.0 thereafter;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing our business.
     The Term Loan Agreement also includes customary events of default, which include our failure to make a payment in respect of certain indebtedness other than the Term Loan Facility in excess of $2.5 million, or the occurrence of an event of default resulting in or permitting the acceleration of such indebtedness. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the Term Loan Facility. We are currently in compliance with the covenants contained in the Term Loan Agreement.
     Senior Secured Credit Facility. In February 2007, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. As amended in June 2007, the senior secured credit facility provides for $30.0 million in revolving credit loans, which must be repaid by February 2010. The amount from time to time available under the senior secured credit facility may not exceed the sum of up to 85% of our eligible accounts receivable less reserves established by the administrative agent in its permitted discretion, as that term is described in the credit agreement. As amended in June 2007, the senior secured credit facility also includes availability for letters of credit in an amount not to exceed $25.0 million.
     In August 2007, we entered into an amendment to the senior secured credit facility that, among other things, provides that at our request, the administrative agent may in its sole discretion make revolving loans to us, in amounts that exceed availability (as defined in the agreement governing the senior secured credit facility (the “Credit Facility Agreement”)) (any such excess revolving loan, an “Overadvance”). The amendment also provides that, so long as no event of default under the Credit Facility Agreement has occurred and is continuing, the administrative agent will make Overadvances in an aggregate amount of up to $7.5 million at any time for a period of time beginning on August 14, 2007 until the earlier of (1) September 14, 2007 and (2) the date that the Export-Import Bank of the United States has guaranteed certain foreign accounts receivable for the benefit of the senior secured credit facility lenders under a transaction-specific revolving loan facility in an amount not less than $7.5 million. The amendment also provides that no Overadvance may remain outstanding for more than 30 days, and no Overadvance may cause any revolving lender’s revolving exposure (as defined in the Credit Facility Agreement) to exceed its revolving commitment (as defined in the Credit Facility Agreement). In addition, the amendment provides that our ratio of EBITDA minus the unfinanced portion of capital expenditures to fixed charges may not be less than 0.80 to 1.0 for the quarter ending September 30, 2007.
     The proceeds of the senior secured credit facility may be used for our general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness.
     All borrowings under the senior secured credit facility bear interest, at our option, at either:
•	a base rate equal to the higher of:
- JPMorgan Chase Bank, N.A.’s prime rate, and
- the federal funds effective rate plus 0.5%,
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
     Borrowings under the senior secured credit facility are subject to mandatory prepayment (1) with the proceeds of certain asset sales, (2) with the proceeds of certain sales of our equity securities, (3) with the proceeds from certain debt issuances, and (4) with any insurance proceeds received in excess of $0.5 million with respect to the collateral, subject, in each case, to certain exceptions.
     The senior secured credit facility is secured by (1) a perfected first priority lien on our accounts receivable and inventory, and (2) a perfected second priority lien on all of our assets, other than accounts receivable and inventory.
     The Credit Facility Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Credit Facility Agreement) to consolidated EBITDA (as defined in the Credit Facility Agreement) of no greater than 2.0 to 1.0;

•	the maintenance of a ratio of EBITDA minus the unfinanced portion of capital expenditures to fixed charges (the “Fixed Charge Coverage Ratio”) of at least 1.2 to 1.0;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing our business.
     The Credit Facility Agreement also includes customary events of default, which include our failure to make a payment in respect of certain indebtedness other than the senior secured credit facility in excess of $2.5 million, or the occurrence of an event resulting in or permitting the acceleration of such indebtedness. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the senior secured credit facility. We are currently in compliance with the covenants contained in the Credit Facility Agreement, other than the maintenance of the Fixed Charge Coverage Ratio for the quarter ended June 30, 2007. In August 2007, we obtained a waiver from the lender with respect to compliance with this covenant for the quarter ended June 30, 2007 and amended the senior secured credit facility to allow us to maintain a Fixed Charge Coverage Ratio of at least 0.8. to 1.0 for the quarter ending September 30, 2007.
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Long-term debt obligations, including current maturities	$29,133	$3,702	$5,939	$7,615	$11,877
Line of credit obligations	13,147	—	13,147	—	—
Vessel construction obligations (2)	49,867	49,867	—	—	—
Vessel charter obligations	127,800	80,810	46,990	—	—
Operating lease obligations	3,225	1,122	1,840	263	—
Purchase obligations	683	683	—	—	—

Total	$223,855	$136,184	$67,916	$7,878	$11,877

(1)	This table does not include an estimated $3.9 million that we will pay in the third quarter of 2007 in connection with our acquisition of the businesses of Subtech Diving and Marine in December 2006, based on the financial performance of our Subtech subsidiary through June 2007.

(2)	These amounts represent our obligations relating to the construction of the Superior Achiever as of June 30, 2007. The total estimated construction cost of the Superior Achiever, including equipment and change orders made to date, is expected to be approximately $129.6 million. On each of April 2, 2007 and May 4, 2007, we made a scheduled payment of $16.0 million related to the construction of the Superior Achiever. As of August 8, 2007, we have paid the shipbuilder €47.4 million (or approximately $61.4 million) and equipment vendors approximately $7.6 million in connection with the construction of the Superior Achiever. The total estimated future capital expenditures for the construction of this vessel as of August 8, 2007 are expected to be approximately $60.6 million. We also may expend significant additional capital, currently estimated at up to $10.0 million, to enable the vessel to perform most full-field development services, including deepwater small-diameter pipelay and umbilical installation.

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Forward-Looking Information
     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business and financial performance and results of operations, including statements about the following subjects:
•	our strategy, including the expansion and growth of our operations and our ability to make future acquisitions on attractive terms;

•	our plans, expectations and any effects of capitalizing on strong market conditions in the U.S. Gulf of Mexico, expanding the breadth of services in our core market, expanding our deepwater capabilities, pursuing international growth opportunities and expanding our fabrication capabilities;

•	our expected results from the Trinidad project and plans to expand our operations in Trinidad;

•	our plans to provide services in the Middle East and Africa;

•	our ability to enter into new contracts for subsea construction and commercial diving services and future utilization rates and contract rates for our vessels;

•	the correlation between demand for our services and customers’ expectations of energy prices;

•	future capital expenditures, including estimated costs for the construction of the Superior Achiever, the equipment necessary to enable the Superior Achiever to perform deepwater small-diameter pipelay and umbilical installation, and the scheduled upgrades for the Superior Endeavour;

•	expected drydocking schedules and the dates vessels and equipment will be placed in service;

•	expected delivery of the Superior Achiever;

•	the planned specifications of the Superior Achiever;

•	the capabilities of our vessels following scheduled upgrades and refurbishments;

•	our expected results of operations for the second half of 2007;

•	expected sources of revenues in the second half of 2007;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	plans regarding additional financing arrangements;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations;

•	expectations regarding improvements in diving and offshore construction activity; demand for our services, including the provision of diving resources and technical expertise on vessels and platforms owned and operated by third parties; operating revenues; operating and maintenance expense; insurance expense and deductibles; interest expense; debt level; and other matters with regard to the outlook of our business and industry; and

•	expectations of future share-based payments and compensation expense.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In February 2007, we entered into a senior secured credit facility, which bears interest at a variable rate as discussed above in Item 2 under the caption “Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facility.” As of June 30, 2007, the interest rate on borrowings outstanding under our senior secured credit facility was 8.25%. A hypothetical 100-basis point increase in the interest rate on borrowings outstanding under our senior secured credit facility would increase our annual interest payments by approximately $70,000.
     In June 2007, we entered into a six-year, $60.0 million senior secured term loan facility, which bears interest at a variable rate, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Senior Secured Term Loan” in Item 2 of Part I of this report. As of June 30, 2007, the interest rate on our senior secured term loan was 8.65%. A hypothetical 100-basis point increase in the interest rate on our senior secured term loan would increase our annual interest payments by approximately $250,000.
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
Item 4. Controls and Procedures.
     See Item 4T below.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     We are routinely involved in litigation, claims and disputes arising in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 18, 2007 our predecessor, Superior Offshore International, L.L.C., reincorporated in Delaware by merging into Superior Offshore International, Inc., which was the issuer of the shares in the offering, in a transaction that we refer to as the “Reorganization.” At the time of the Reorganization, each of the outstanding membership interests in Superior Offshore International, L.L.C. was exchanged for approximately 14,836.67 shares of common stock. The issuance of common stock to the members of Superior Offshore International, L.L.C. in the Reorganization was exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9) thereof as the common stock was exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The issuance of the common stock also was exempt from registration under the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.
     On April 19, 2007 we granted an aggregate of 2,163,333 shares of restricted stock under the Superior Offshore international 2007 Stock Incentive Plan to certain of our executive officers, employees and directors and options to purchase an aggregate of 752,000 shares of common stock under the Superior Offshore International 2007 Stock Incentive Plan to certain of our employees. The issuance of the restricted stock and options to purchase common stock was exempt from registration under the Securities Act by virtue of the exemption provided under Rule 701 thereof as an offer of securities under a written compensatory benefit plan established by the issuer for the participation of its directors, officers, employees and consultants.
Item 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

4.1	Registration Rights Agreement among the Company, Louis E. Schaefer, Jr. and Schaefer Holdings, LP (incorporated by reference to Exhibit E to the Schedule 13D dated April 19, 2007 filed by Schaefer Holdings, LP, Schaefer Holdings GP, LLC, Louis E. Schaefer, Jr. and R. Joshua Koch, Jr.).

10.1	Employment Agreement between the Company and Louis E. Schaefer, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.2	Employment Agreement between the Company and James J. Mermis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.3	Employment Agreement between the Company and Roger D. Burks (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.4	Employment Agreement between the Company and R. Joshua Koch, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.5	Employment Agreement between the Company and John F. Guarisco (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.6	Employment Agreement between the Company and Patrice Chemin (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7	Employment Agreement between the Company and David Weinhoffer.

10.8	Superior Offshore International 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-8).

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136567 (the “Form S-1”)).

10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.11	Credit Agreement dated as of June 19, 2007 among Superior Offshore International, Inc., as Borrower, the Collateral Agent as named therein, the several lenders from time to time parties thereto, and Fortis Capital Corp., as Administrative Agent.

10.12	Guarantee and Collateral Agreement dated as of June 19, 2007 made by Superior Offshore International, Inc. in favor of Fortis Capital Corp., as Collateral Agent.

10.13	First Amendment to Credit Agreement dated as of June 20, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OFFSHORE
INTERNATIONAL, INC.

Date: August 17, 2007	By:	/s/ James J. Mermis
James J. Mermis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2007	By:	/s/ Roger D. Burks
Roger D. Burks
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

4.1	Registration Rights Agreement among the Company, Louis E. Schaefer, Jr. and Schaefer Holdings, LP (incorporated by reference to Exhibit E to the Schedule 13D dated April 19, 2007 filed by Schaefer Holdings, LP, Schaefer Holdings GP, LLC, Louis E. Schaefer, Jr. and R. Joshua Koch, Jr.).

10.1	Employment Agreement between the Company and Louis E. Schaefer, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.2	Employment Agreement between the Company and James J. Mermis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.3	Employment Agreement between the Company and Roger D. Burks (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.4	Employment Agreement between the Company and R. Joshua Koch, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.5	Employment Agreement between the Company and John F. Guarisco (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.6	Employment Agreement between the Company and Patrice Chemin (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7	Employment Agreement between the Company and David Weinhoffer.

10.8	Superior Offshore International 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-8).

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136567 (the “Form S-1”)).

10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.11	Credit Agreement dated as of June 19, 2007 among Superior Offshore International, Inc., as Borrower, the Collateral Agent as named therein, the several lenders from time to time parties thereto, and Fortis Capital Corp., as Administrative Agent.

10.12	Guarantee and Collateral Agreement dated as of June 19, 2007 made by Superior Offshore International, Inc. in favor of Fortis Capital Corp., as Collateral Agent.

10.13	First Amendment to Credit Agreement dated as of June 20, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.