Form 10-Q
period 2007-09-30
Superior Offshore International Inc.
filed 2007-11-19
CIK 1372326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes     ☐                    No     ☑
          As of November 1, 2007, the registrant had 25,930,669 shares of common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR OFFSHORE INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,501	$2,556
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $1,084, respectively	61,255	38,452
Unbilled receivables	7,988	17,258
Inventory	777	693
Prepaid Expenses	5,553	2,195
Deferred tax assets	4,807	487
Income taxes receivable	2,689	—
Other current assets	5,482	703

Total current assets	96,052	62,344

Property and equipment:	187,552	75,632
Less: accumulated depreciation	(9,638)	(6,279)

Net property and equipment	177,914	69,353

Other assets:
Restricted cash	16,199	4,814
Goodwill	4,031	2,950
Other assets, net	6,336	3,351

Total assets	$300,532	$142,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,635	$31,250
Accrued expenses	19,155	9,744
Line of credit	14,299	4,218
Notes payable, current portion	58,877	3,608
Income taxes payable	—	10,561
Other current liabilities	2,534	4,116

Total current liabilities	131,500	63,497
Notes payable, net of current portion	368	9,759
Deferred income taxes	9,271	5,008

Total liabilities	141,139	78,264

Commitments and contingencies
Stockholders’ equity:
Common Stock, par value $0.01 per share, 200,000 shares authorized, 25,966 and 14,837 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	260	148
Preferred Stock, par value $0.01 per share, 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	123,404	—
Accumulated other comprehensive income	1,692	895
Retained earnings	34,037	63,505

Total stockholders’ equity	159,393	64,548

Total liabilities and stockholders’ equity	$300,532	$142,812

See accompanying notes to consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006
Net revenues	$75,495	$64,418

Costs of revenues (excluding depreciation and amortization)	55,555	36,739
Selling, general and administrative	10,319	3,492
Depreciation and amortization	2,183	780
Loss (gain) on disposal of assets	64	(7)
Insurance	1,873	1,450
Bad debt expense	109	67

Income from operations	5,392	21,897
Interest expense (income), net	(151)	224

Income before income taxes	5,543	21,673
Provision for income taxes	1,979	8,007

Net income	$3,564	$13,666

Earnings per share:
Basic	$0.15	$0.92
Diluted	$0.14	$0.92

Weighted average shares outstanding:
Basic	23,503	14,837
Diluted	25,953	14,837
See accompanying notes to consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2007	2006
Net revenues	$171,736	$174,413

Costs of revenues (excluding depreciation and amortization)	131,202	98,238
Selling, general and administrative	27,256	10,304
Depreciation and amortization	4,575	2,235
Loss on disposal of assets	36	148
Insurance	5,059	3,658
Bad debt expense	2,094	507

Income from operations	1,514	59,323
Interest (income) expense, net	(730)	556
Loss on extinguishment of debt	3,851	—

Income (loss) before income taxes	(1,607)	58,767
Provision (benefit) for income taxes	(569)	21,056

Net income (loss)	$(1,038)	$37,711

Earnings (loss) per share:
Basic	$(0.05)	$2.54
Diluted	$(0.05)	$2.54

Weighted average shares outstanding:
Basic	20,011	14,837
Diluted	20,011	14,837
See accompanying notes to consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,038)	$37,711
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,575	2,235
Provision for bad debt expense	2,094	507
Stock-based compensation expense	5,488	—
Loss on extinguishment of debt	3,851	—
Loss on disposal of assets	36	148
Deferred income taxes	(349)	1,129
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts and unbilled receivables	(15,627)	(25,198)
Inventory	(84)	(301)
Prepaid expenses	(3,358)	(2,709)
Other assets	(3,622)	35
Accounts payable and accrued expenses	14,796	1,203
Income taxes, net	(13,250)	10,097
Other liabilities	—	(57)

Net cash provided by (used in) operating activities	(6,488)	24,800

Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(117,693)	(28,871)
Proceeds from disposal of assets	1,339	607
Acquisition of businesses, net of cash acquired	(2,370)	—
Deposits in restricted cash	(11,385)	(4,072)

Net cash used in investing activities	(130,109)	(32,336)

Cash flows from financing activities:
Payments on notes payable, net of assumed debt	(126,829)	(2,965)
Proceeds from notes payable	172,707	9,572
Draws on line of credit, net	10,081	3,873
Debt issuance cost	(4,188)	—
Dividend paid	(28,256)	(844)
Proceeds from initial public offering, net	118,027	—

Net cash provided by financing activities	141,542	9,636

Increase in cash and cash equivalents	4,945	2,100
Cash and cash equivalents, beginning of period	2,556	3,382

Cash and cash equivalents, end of period	$7,501	$5,482

Supplemental cash flow disclosures:
Cash paid for income taxes	$13,250	$10,050
Cash paid for interest	3,228	1,098
See accompanying notes to consolidated financial statements.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(1) Organization and Basis of Presentation
          The unaudited interim consolidated financial statements included herein reflect the consolidated operations of Superior Offshore International, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). The Company generates revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries operating internationally and on the outer continental shelf of the Gulf of Mexico. The Company’s customers include many of the large crude oil and natural gas producers, gathering and transmission companies and deepwater construction companies.
          Effective on April 18, 2007, Superior Offshore International, L.L.C., a Louisiana limited liability company, merged with and into the Company. Upon the effectiveness of the merger, the Company had outstanding 14,836,667 shares of common stock as a result of the issuance of approximately 14,836.67 shares of common stock for each outstanding limited liability company interest in Superior Offshore International, L.L.C. This recapitalization has been retroactively reflected in the historical capital balances and earnings per share amounts for all periods presented in the accompanying consolidated financial statements. The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.
          The Company’s unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. Certain amounts are reclassified in prior periods to conform to current period presentations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Prospectus, dated April 19, 2007 and filed with the SEC on April 20, 2007 under Rule 424(b) of the Securities Act of 1933, relating to the Company’s initial public offering (the “IPO Prospectus”). The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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
(2) Initial Public Offering
          On April 25, 2007, the Company completed its initial public offering of 11,691,667 shares of its common stock, including 3,025,000 shares sold by selling stockholders (the “Offering”), as described in its Registration Statement on Form S-1 (Registration No. 333-136567) originally filed with the SEC on August 11, 2006 and the IPO Prospectus. The shares sold by the selling stockholders included 1,525,000 shares subject to the underwriters’ over-allotment option, which was exercised in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and expenses of the Offering, of $118,026,984. On April 25, 2007, the Company:
•	repaid in full the senior secured term loan using $68,385,109 of the proceeds from the Offering and $43,496,441 of the proceeds previously received from the Company’s senior secured term loan that were held in a segregated account;

•	used $6,571,000 of the proceeds from the Offering to repay outstanding borrowings under the Company’s senior secured credit facility; and

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
•	used $28,000,000 of the proceeds from the Offering to pay a special cash dividend to the existing stockholders.
          The Company used the remaining $17,943,894 of the proceeds from the Offering on capital expenditures during the three months ended June 30, 2007.
(3) Earnings (Loss) Per Share
          Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS includes the potential dilution to basic EPS if unvested shares of restricted stock became vested and applicable outstanding stock options were exercised at the end of the period.
          For the three months ended September 30, 2007, the Company had 718,680 stock options that were not included in the diluted shares computation. These stock options were considered antidilutive since the respective exercise prices for the options were greater than the Company’s average share price for the period ended. The Company had no options or unvested restricted stock outstanding as of September 30, 2006.
          The following table presents information necessary to calculate basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$3,564	$13,666	$(1,038)	$37,711

Weighted average number of shares outstanding	23,503	14,837	20,011	14,837
Add: Net effect of dilutive stock options and unvested restricted stock (1)	2,450	—	—	—

Adjusted weighted average number of shares outstanding	25,953	14,837	20,011	14,837

Basic earnings (loss) per share	$0.15	$0.92	$(0.05)	$2.54
Diluted earnings (loss) per share	$0.14	$0.92	$(0.05)	$2.54

(1)	In periods of a net loss, potentially dilutive securities would have been antidilutive and are therefore excluded from the calculation of diluted EPS.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(4) Property and Equipment
          Property and equipment at September 30, 2007 and December 31, 2006 is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Land	$—	$174
Furniture and fixtures	2,034	1,100
Machinery and equipment	15,975	5,989
Diving vessels and equipment	80,608	22,195
Automobiles, trucks, and trailers	1,109	976
Leasehold improvements	333	432
Buildings	—	179
Construction in progress	87,493	44,587

Property and equipment	$187,552	$75,632

          Included in construction in progress at September 30, 2007 is the Superior Achiever, a double-redundant, dynamically positioned (“DP III”) deepwater construction and dive support vessel that the Company expects to place in service during the second half of 2008, and the Gulf Diver IV.
          During the first nine months of 2007, the Company paid $40,050,906 of scheduled payments to the shipbuilder for the construction of the Superior Achiever and paid $7,180,346 for equipment relating to the vessel. Total payments made to the shipbuilder were $61,921,047 at September 30, 2007. Three remaining scheduled payments of €6,173,500 (or $8,010,116), based on the original specifications of the vessel, are due on December 27, 2007, January 2, 2008 and June 30, 2008. The final payment will be paid with a cash secured letter of credit of €6,173,500 (or $8,010,116). In addition, a payment of €4,385,218 (or $6,051,600) resulting from change orders relating to certain specifications of the vessel is due in June 2008.
          The Company is currently considering several strategic options with regard to the Gulf Diver IV, including refurbishment or possible sale. As of September 30, 2007, the book value of the Gulf Diver IV was $5,629,994. Any possible financial effect of these actions is not currently determinable.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(5) Notes Payable and Lines of Credit
          Notes payable and lines of credit of the Company consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006
Lines of credit	$14,299	$4,218

Senior secured term loan facility due in nineteen equal quarterly installments of 3.75% of the amount outstanding on December 31, 2008 beginning March 2009, with the balance payable in December 2013, interest at federal funds effective rate plus 0.50% per annum (weighted average of 8.63% at September 30, 2007)(1)	$55,000	$—
Note payable to bank due in monthly installments of principal of $79 plus interest through April 2010, with a final balloon payment of $1,964 due on April 12, 2010, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	5,028
Note payable to bank due in monthly installments of principal of $38 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	2,025
Note payable to bank due in monthly installments of principal of $30 plus interest July 2006 through June 2011, interest at JPMorgan’s prime rate plus 0.50% per annum (9.04% at December 31, 2006)	—	1,620
Non-revolving line of credit with a maximum aggregate principal of $3,600	—	2,909
Insurance premium financing note due in monthly installments of $227 from May 12, 2006 through January 12, 2007 (7.9% per annum)	—	226
Insurance premium financing note due in monthly installments of $226 from August 1, 2006 through April 1, 2007 (7.9% per annum)	—	888
Various insurance premium financing notes due in monthly installments of $710, collectively, through January 1, 2008, and monthly installments of $171, collectively, from January 2, 2008 through April 1, 2008 (ranging from 6.46% to 10.84% per annum)	3,299	—
Other notes payable	946	671

	59,245	13,367
Notes payable, current portion	(58,877)	(3,608)

Notes payable, net of current portion	$368	$9,759

(1)	The outstanding balance of the senior secured term loan facility was classified as current debt in the consolidated balance sheets as of September 30, 2007 due to the Company’s non-compliance with certain covenants contained in the agreement governing the facility. For additional information regarding the senior secured term loan facility, see “—Term Loan Facility” below.
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
          On February 27, 2007, the Company entered into a senior secured credit facility with JPMorgan, which replaced the line of credit noted above. As amended on June 19, 2007, the senior secured credit facility provides for up to $30,000,000 in revolving credit loans, which must be repaid by February 2010. The amount from time to time available under the senior secured credit facility may not exceed the sum of up to 85% of the Company’s eligible accounts receivable less reserves established by the administrative agent in its permitted discretion, as that term is

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
described in the credit agreement. As amended on June 19, 2007, the senior secured credit facility also includes availability for letters of credit in an amount not to exceed $25,000,000.
          On August 14, 2007, the Company entered into a second amendment to the senior secured credit facility that, among other things, provides that at the request of the Company, the administrative agent may in its sole discretion make revolving loans to the Company, in amounts that exceed availability (as defined in the agreement governing the senior secured credit facility (the “Credit Facility Agreement”)) (any such excess revolving loan, an “Overadvance”). The amendment also provides that no Overadvance may remain outstanding for more than 30 days, and no Overadvance may cause any revolving lender’s revolving exposure (as defined in the Credit Facility Agreement) to exceed its revolving commitment (as defined in the Credit Facility Agreement). In addition, the amendment provides that the Company’s fixed charge coverage ratio may not be less than 0.80 to 1.0 for the quarter ending September 30, 2007.
          On August 24, 2007, the Company entered into a third amendment to the senior secured credit facility that, among other things, provides for revolving credit loans in an aggregate amount up to $15,000,000 that are secured by a first priority lien on eligible foreign accounts receivable of the Company and guaranteed by the Export-Import Bank of the United States (the “Foreign Loan”). Amounts borrowed under the Foreign Loan would be counted towards, and would not be in addition to, the up to $30,000,000 available under the existing revolving credit facility. The Foreign Loan expires in February 2008. Borrowings under the Foreign Loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.50% to 2.00%, subject to a performance-based grid.
          The Company had $14,299,445 outstanding under the senior secured credit facility as of September 30, 2007. The proceeds of the senior secured credit facility may be used for the Company’s general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness. As of September 30, 2007, $16,199,019 was deposited in escrow (restricted cash) to secure letters of credit required for the construction of the Superior Achiever and for other capital projects and charter agreements.
          Borrowings under the senior secured credit facility, other than with respect to the Foreign Loan, bear interest, at the Company’s option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, or (2) LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus a spread ranging from 1.75% to 2.25%, subject to a performance-based grid. The effective interest rate on the senior secured credit facility, including the Foreign Loan, was 7.75% as of September 30, 2007.
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
          The Credit Facility Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Credit Facility Agreement) to consolidated EBITDA (as defined in the Credit Facility Agreement) of no greater than 2.0 to 1.0 (the “Consolidated Leverage Ratio”);

•	the maintenance of a ratio of EBITDA minus the unfinanced portion of capital expenditures to fixed charges (the “Fixed Charge Coverage Ratio”) of at least 1.2 to 1.0;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of the Company’s property and the property of the Company’s subsidiaries;

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
•	restrictions on selling assets or inventory outside the ordinary course of business;

•	restrictions on capital expenditures (as defined in the Credit Facility Agreement);

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing the Company’s business.
          On August 14, 2007, the Company amended the senior secured credit facility to allow it to maintain a Fixed Charge Coverage Ratio of at least 0.8 to 1.0 for the quarter ended September 30, 2007.
          The Credit Facility Agreement also includes customary events of default, which include the Company’s failure to make a payment in respect of certain indebtedness other than the senior secured credit facility in excess of $2.5 million, or the occurrence of an event resulting in or permitting the acceleration of such indebtedness. If a default occurs and is continuing, the Company may be required to repay all amounts outstanding under the senior secured credit facility.
          The Company is currently in compliance with the covenants contained in the Credit Facility Agreement, as amended, other than the maintenance of the Fixed Charge Coverage Ratio and the Leverage Ratio for the quarter ended September 30, 2007 and the restrictions on capital expenditures for fiscal 2007. On November 14, 2007, the Company obtained a waiver from the lender with respect to compliance with these covenants for the quarter ended September 30, 2007 and amended the Credit Facility Agreement to allow the Company to maintain a Fixed Charge Coverage Ratio, determined for any period of four consecutive fiscal quarters, of at least 1.2 to 1.0 as of the end of each fiscal quarter, provided that the Fixed Charge Coverage Ratio for the fiscal quarter ending on (1) December 2007, the calculation of the Fixed Charge Coverage Ratio will be for the fiscal quarter beginning October 1, 2007, (2) March 2008, the calculation of the Fixed Charge Coverage Ratio will be for the two immediately preceding fiscal quarters ending as of March 2008 and (3) June 2008, the calculation of the Fixed Charge Coverage Ratio will be for the three immediately preceding fiscal quarters ending as of June 2008. The amendment to the Credit Facility Agreement also allows the Company to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of at least 2.75 to 1.0, provided that the Consolidated Leverage Ratio as of the last day of the four consecutive fiscal quarters ending on March 31, 2008 may not exceed 3.0 to 1.0. Finally, the amendment to the Credit Facility Agreement permits the Company to make up to $75,000,000 of capital expenditures during fiscal 2007 and $40,000,000 of capital expenditures during each fiscal year thereafter, excluding permitted capital expenditures related to the Superior Achiever and related equipment to the extent financed or refinanced with certain term debt.
Senior Secured Term Loan
          On February 27, 2007, the Company entered into a senior secured term loan with a syndicate of financial institutions. The senior secured term loan was in an aggregate principal amount of $110,000,000. The senior secured term loan was repayable in five equal quarterly installments of $275,000 beginning June 30, 2007 ($825,000 of principal due in 2007) and in equal quarterly installments of $3,750,000 beginning September 30, 2008, with the balance payable in February 2012. The senior secured term loan bore interest, at the Company’s option, at either (1) the greater of (a) JPMorgan’s prime rate and (b) the federal funds effective rate plus 0.5%, in each case plus a spread equal to a performance-based grid, or (2) LIBOR (as adjusted for statutory reserve requirements for eurocurrency liabilities) plus 3.5%.
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

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
cost related to the senior secured term loan in the amount of $3,850,654. See Note 2 for further discussion of the Offering.
Term Loan Facility
          On June 20, 2007, the Company entered into a senior secured term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions led by Fortis Capital Corp., as administrative agent. The Term Loan Facility provides for up to $60,000,000 in term loans.
          The Term Loan Facility is available for multiple borrowings in minimum amounts of $5,000,000 beginning on June 20, 2007 through December 31, 2008. Amounts borrowed and repaid may not be reborrowed. Any commitments not drawn prior to December 31, 2008 will be cancelled. As of September 30, 2007, $55,000,000 was outstanding under the Term Loan Facility.
          Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either:
•	a base rate equal to the greater of
-	the federal funds effective rate, plus 0.50%; and

-	the prime lending rate;
plus a spread equal to 1.00% per annum, or
•	LIBOR, plus a spread equal to 3.25% per annum.
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
          The Term Loan Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Term Loan Agreement) to consolidated EBITDA (as defined in the Term Loan Agreement) of no greater than 2.0 to 1.0 (the “Consolidated Leverage Ratio”);

•	the maintenance of a ratio of consolidated EBITDA to consolidated interest expense (as defined in the Term Loan Agreement) of at least 5.0 to 1.0;

•	the maintenance of a ratio of appraised fair market value of vessels (as defined in the Term Loan Agreement) and related equipment pledged as collateral to outstanding borrowings under the senior secured term loan facility of at least 1.20 to 1.0 until December 31, 2008 and 2.0 to 1.0 thereafter;

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of the Company’s property and the property of the Company’s subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	restrictions on capital expenditures (as defined in the Term Loan Agreement);

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing the Company’s business.
          The Term Loan Agreement also includes customary events of default, which include the Company’s failure to make a payment in respect of certain indebtedness other than the Term Loan Facility in excess of $2.5 million, or the occurrence of an event of default resulting in or permitting the acceleration of such indebtedness. If a default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Term Loan Facility.
          The Company is currently in compliance with the covenants contained in the Term Loan Agreement, other than the Consolidated Leverage Ratio for the quarter ended September 30, 2007 and the restrictions on capital expenditures for fiscal 2007. On November 14, 2007, the Company obtained a waiver from the lender with respect to compliance with these covenants through the earlier of (1) December 31, 2007 and (2) the “waiver termination date,” which is defined as (a) November 30, 2007, if the Company has not received a written commitment from an alternative lender to refinance the Term Loan Facility by that date (the “Commitment Letter”) on terms and conditions satisfactory to the administrative agent in its sole discretion, (b) December 7, 2007, if the administrative agent under the senior secured credit facility has not consented to the refinancing of the Term Loan Facility in full on the terms and conditions described in the Commitment Letter, (c) December 21, 2007, if the Term Loan Facility has not been refinanced by that date, (d) the date on which any waiver of events of default under the senior secured credit facility ceases to be in full force and effect for any reason, (e) the date on which the Company fails to make a payment when due with respect to the construction of the Superior Achiever and (f) the date on which any event of default under the Term Loan Agreement, other than the existing defaults described above, occurs.
          The outstanding balance of $55,000,000 under the Term Loan Facility was classified as current debt in the consolidated balance sheets as of September 30, 2007. Due to the Company’s non-compliance with certain covenants contained in the Term Loan Agreement, the debt is callable after November 30, 2007 if the Company does not obtain a written commitment for a replacement term loan facility with an alternate lender by that time. The Company is currently negotiating a term loan facility with an alternate lender to refinance the existing Term Loan Facility and to increase the Company’s ability to borrow.
          The aggregate maturities of long-term debt for each of the five twelve-month periods subsequent to September 30, 2007 are: $58,877,000 in Year 1, $157,000 in Year 2, $112,000 in Year 3, $63,000 in Year 4 and $36,000 in Year 5.
Interest Expense (Income)
          Interest expense (income), net for the three and nine months ended September 30, 2007 and September 30, 2006 consists of the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$(218)	$(75)	$(933)	$(159)
Interest expense, net of capitalized interest	67	299	203	715

Interest expense (income), net	$(151)	$224	$(730)	$556

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(6) Commitments and Contingencies
          (a) Leases
          On January 4, 2007, the Company entered into an agreement to lease a crane. The Company was obligated to make lease payments of $17,322 per month beginning February 2007; however, the lease subsequently was paid off in the first quarter of 2007 through the purchase of the crane in the amount of $859,159.
          On February 26, 2007, the Company entered into a lease agreement with a company that Mr. Louis E. Schaefer, Jr., the Chairman of the Board of the Company, owns in respect of the Company’s property in Houston, Texas. The agreement, which provided for monthly payments of $3,000, was terminated by the Company in the second quarter of 2007.
          On February 26, 2007, the Company entered into two lease agreements with a company that Mr. Schaefer owns in respect to the Company’s property in Belle Chasse, Louisiana. Each agreement has a term of three years and provides for monthly payments of approximately $3,500 and $1,500, respectively. In August 2007, the Company closed its facility in Belle Chasse and transferred a portion of the inventory and equipment to its other facilities. Subsequent to the closure of the facility, in September 2007 a related party of Mr. Schaefer purchased the remaining inventory and equipment and assumed the lease agreements. The Company recognized a gain of approximately $40,000 on the sale of assets. Additionally, the Company expensed approximately $780,000 of unamortized leasehold improvements in its consolidated statements of operations related to the Belle Chasse property, which were previously being amortized over the lease term.
          On May 1, 2007, the Company entered into a sublease agreement for 13,882 square feet of office space in Houston, Texas. This sublease agreement has a term of approximately two years and four months and provides for average monthly payments of $26,803.
          On October 18, 2007, the Company entered into a lease agreement for 4,450 square feet of office space in Trinidad. The lease agreement has a term of one year, effective November 1, 2007, and provides for monthly payments of $25,000.
          (b) Charters
          On February 13, 2007, the Company entered into a contract for the charter of the Adams Surveyor. The contract term for the charter is one year, subject to options to extend the charter for up to two additional six-month periods. The Company took delivery of the Adams Surveyor in March 2007.
          On June 27, 2007, the Company entered into a contract for the charter of the Toisa Puma, a DP vessel. The contract term for the charter is two years, subject to options to extend the charter for up to two additional six-month periods. The Toisa Puma was delivered to the Company in late July 2007. For more information regarding the contract for the charter of the Toisa Puma, see (d) below.
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
          In late July 2007, the Company determined that it was the tax withholding agent for a foreign-owned vessel that operated in U.S. waters in 2004 and 2005. The charter agreement stipulates that the vessel owner is responsible for payment of taxes. The Company is required by law to withhold taxes with respect to payments made to the vessel owner, which should have been done as payments were made in 2004 and 2005. The amount that should have been withheld, including interest, is approximately $980,000, which the Company is attempting to collect from

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
the vessel owner. Because collection of this amount cannot be assured, the Company recorded the total amount in cost of revenues in the second quarter of 2007. The withholding tax relating to 2004 and 2005 is approximately $459,000 and $388,000, respectively, excluding interest. The Company recorded the correction of this error in the three months ended June 30, 2007 as an increase to cost of revenue of approximately $980,000, including interest. Income tax benefit was increased by approximately $346,000, resulting in an increase in the net loss of $634,000. Neither the origination nor the correction of the error was material to the Company’s financial statements.
          (c) Purchase Commitments
          On September 21, 2006, the Company entered into a definitive agreement for the construction of the Superior Achiever for €61,735,500 (or approximately $80,000,000 based on current exchange rates at the time of payment of the initial commitment fee and the first installment payment and reflecting the exchange rate set forth in the Company’s currency hedging agreement relating to the remaining installments described below). On November 8, 2006, the Company entered into a hedging transaction with the purpose and effect of capping the exchange rate, at 1.2975 U.S. dollars to 1 Euro, on $72,091,436 of payments relating to the construction of the vessel through June 2008. The Company expects to place the vessel in service in the second half of 2008. As of September 30, 2007, the Company had paid the shipbuilder €47,600,068 (or approximately $61,921,047), which is included in property and equipment.
          Effective December 1, 2006, the Company acquired the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of Subtech Diving (Pty) Ltd. and Subtech Marine (Pty) Ltd. (“Subtech Diving and Marine”) for approximately $2,800,000, net of approximately $1,000,000 cash acquired. In addition, the Company paid an additional $1,400,000 in the third quarter of 2007 based on the financial performance of the Company’s Subtech subsidiary for the twelve-month period ended June 2007, leaving a remaining liability of $2,500,000 as of September 30, 2007, of which the Company expects to pay approximately $1,500,000 during the fourth quarter of 2007. See Note 10 for further discussion of the acquisition.
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
          On July 26, 2007, the Company entered into a purchase agreement to acquire two ROVs to be placed onboard the Superior Achiever for $9,365,576 due in various installments through September 2008. The Company deposited $900,000 to secure production slots for the two ROVs.
          (d) Litigation
          In September 2007, the Company entered into binding arbitration proceedings related to a dispute over the non-payment of certain fees under its two-year charter of the Toisa Puma, based on the readiness of the vessel for its intended use. The Company is asserting that it is not liable under the charter for the payment of fees of approximately $3,500,000 relating to the period from delivery of the vessel in July 2007 to the drydocking of the vessel beginning in early October 2007. The Company is also seeking reimbursement of $700,000 that the Company paid the vessel owner for the initial two-week period of the charter. Because the ultimate outcome of the arbitration cannot currently be determined, the Company has not recorded a provision in its consolidated financial statements for possible liabilities, which range from zero to approximately $3,500,000. In addition, the consolidated financial statements do not reflect amounts related to the possible recovery of the $700,000 of fees already paid. The Company may be entitled to cancel the charter at no further cost to the Company if the vessel is not returned from drydock before December 8, 2007.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
          The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business. Except as discussed above, the Company does not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on its financial condition or results of operations.
(7) Major Customers
          The Company’s customers consist primarily of integrated and independent crude oil and natural gas exploration and production and gathering and transmission companies. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2007	2006	2007	2006
Customer A	69%	—	33%	—
Customer B	2%	16%	21%	9%
Customer C	—	9%	4%	16%
Customer D	—	13%	—	6%
Customer E	—	10%	—	4%
Customer F	—	—	—	12%
          The amount of revenue accounted for by a customer depends on the level of construction services the Company performs for the customer, which is based on the size of the customer’s capital expenditure budget and the Company’s ability to bid for and obtain the project. The capital expenditures of the Company’s customers are generally dependent on their views of future crude oil and natural gas prices and successful offshore drilling activity. Consequently, customers who account for a significant portion of the Company’s revenues in one year may represent an immaterial portion of revenues in subsequent years. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. As the Company has increased its focus on providing services in international locations, the composition of its customers has shifted as compared to prior periods.
          As of September 30, 2007, one customer accounted for 66% of total billed and unbilled receivables. At December 31, 2006, three customers accounted for 50% of total billed and unbilled receivables. Accounts receivable related to these customers totaled $42,847,302 and $27,961,621 at September 30, 2007 and December 31, 2006, respectively.
(8) Contributions to Employee Benefit Plan
          The Company sponsors a contributory 401(k) Plan in which salaried employees become eligible after completing six months of service and attaining age 21. The plan allows participants to contribute up to the Internal Revenue Service limit of $15,500 for 2007 (plus an additional amount up to $5,000 for employees over the age of 50), with the Company making safe harbor contributions as needed and possible discretionary contributions. Plan expense for the three and nine months ended September 30, 2007 was $202,863 and $647,814, respectively, and $60,901 and $377,407 for the three and nine months ended September 30, 2006, respectively.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(9) Recent Accounting Pronouncements
          The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.
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
(10) Acquisitions
          Subtech Diving and Marine. Effective December 1, 2006, the Company, through a wholly owned subsidiary, acquired the subsea construction, commercial diving, offshore crude oil and natural gas logistical support and marine salvage businesses of South Africa-based Subtech Diving and Marine for approximately $2,800,000 (of which $969,688 was paid in January 2007), net of approximately $1,000,000 cash acquired. In addition, the Company had estimated that it would pay additional contingent consideration of $3,900,000 in the third quarter of 2007, which was recorded in other current liabilities as of June 30, 2007. During the third quarter of 2007, the Company paid $1,400,000 of this amount based on the financial performance of the Company’s Subtech subsidiary for the twelve-month period ended June 2007, leaving a remaining liability of $2,500,000 as of September 30, 2007, of which the Company expects to pay approximately $1,500,000 during the fourth quarter of 2007. The acquisition was financed through cash from operations.
          The acquisition was accounted for using the purchase method of accounting in accordance with U.S. GAAP, with the purchase price paid by the Company being allocated to the net assets acquired from Subtech

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
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
          Ocean Flow International L.L.C. On October 18, 2007, the Company entered into an agreement and plan of merger with Ocean Flow International L.L.C. (“Ocean Flow”) pursuant to which the Company agreed to acquire, through a wholly owned subsidiary, all of the outstanding membership interests of Ocean Flow, a privately held deepwater subsea project engineering and management services firm. See Note 13 for more information regarding the acquisition of Ocean Flow.
(11) Comprehensive Income
          The components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$3,564	$13,666	$(1,038)	$37,711
Unrealized gain on foreign currency hedges, net of tax of $419 and $292 for 2007	788	—	543	—
Foreign currency translation gain	213	—	254	—

Total comprehensive income (loss)	$4,565	$13,666	$(241)	$37,711

          The components of accumulated other comprehensive income, as of the periods noted, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Unrealized gain on foreign currency hedges, net of tax of $831 and $538	$1,543	$1,000
Cumulative foreign currency translation gains (losses)	149	(105)

Accumulated other comprehensive income	$1,692	$895

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
(12) Stock-Based Compensation
          During 2007, the Company granted stock-based awards under its 2007 Stock Incentive Plan as follows (number of shares in thousands):

	Restricted Stock			Stock Options
		Weighted
		Average			Weighted
		Price on	Vesting		Average	Vesting
	Number	Date of	Period	Number	Exercise	Period
	of Shares	Grant	(years)	of Shares	Price	(years)
April 2007 (1)	2,163	$15.00	3.0/4.5	752	$15.00	4
May 2007	122	18.21	3	97	18.13	4
July 2007	200	18.30	3	—	—	—
August 2007	64	13.77	3	104	13.77	4

(1)	The grant date with respect to the restricted stock and stock options was April 16, 2007, prior to the completion of the Offering.
          Stock options and restricted shares are granted at the market price of the Company’s stock on the date of grant. Stock options vest in equal increments over four years and restricted stock is generally subject to graded vesting over three or four-and-one-half years. The awards generally expire ten years from the date of grant.
          Compensation expense for stock-based awards is based on the fair value of the award on the date of grant and is recognized on a straight-line basis, net of related forfeitures, over the requisite service period of the award, generally the vesting period. The fair value of restricted stock is based on the market price of the Company’s stock on the date of grant. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model which includes various assumptions. The following table presents the weighted-average assumptions used in the option pricing model for the nine months ended September 30, 2007:

Expected life (years)	6.25
Risk-free interest rate	4.6%
Volatility	56.0%
Dividend yield	0.0%
Weighted-average fair value per share at grant date	8.85
          The expected life of the options represents the period of time the options are expected to be outstanding and was based on the midpoint between the contractual vesting period and the ten-year expiration of the options, if unexercised. As actual post-vest termination data results are obtained in future years, the Company will transition to an expected life based on historical exercise trends. The expected volatility is based on the average reported historical volatility of the Company’s competitors for a period approximating the expected life. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.
          Compensation expense, net of tax, was $2,118,100 and $3,567,191 for the three and nine months ended September 30, 2007, respectively. See Note 13 for an estimate of the Company’s remaining compensation expense, net of tax, from the recognition of share-based compensation for outstanding awards through 2011.
(13) Subsequent Events
          On October 18, 2007, the Company entered into an agreement and plan of merger with Ocean Flow pursuant to which the Company agreed to acquire, through a wholly owned subsidiary, all of the outstanding membership interests of Ocean Flow, a privately held deepwater subsea project engineering and management services firm. The consideration for the merger consists of 1,283,587 shares of common stock of the Company, which will be issued pursuant to an exemption from registration under Section 4(2) under the Securities Act of 1933, as amended. The merger is scheduled to close by the end of November 2007 and is subject to customary conditions, including, among others, the following: (1) the accuracy of the representations and warranties made by each party; (2) obtaining certain consents and approvals; and (3) the absence of any material adverse change in the business, condition, prospects, properties or results of operations of Ocean Flow. The agreement contains customary termination rights.
          On October 22, 2007, R. Joshua Koch, Jr., the Company’s Senior Vice President, General Counsel and Secretary, and a member of the Board of Directors of the Company, resigned as an officer and director of the Company effective as of November 2, 2007, and Patrice Chemin, the Company’s Chief Operating Officer and Executive Vice President of Africa and Middle East, resigned as an officer of the Company effective as of October 22, 2007. The Company will incur a charge of $5,935,239 in the fourth quarter of 2007 in connection with severance and other payments owed to Messrs. Koch and Chemin under their respective separation agreements. The charge consists of the following items: $950,000 in cash payments, of which approximately $717,300 is payable in

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
2007 and $232,700 is payable in 2008; $5,011,979 relating to shares of restricted stock (weighted-average price on date of the separation agreements of $10.94) previously granted to Messrs. Koch and Chemin, the restrictions on which lapsed in October 2007 as provided in their respective separation agreements; and $(26,740) relating to stock options (weighted-average price on date of the separation agreement of $10.94) previously granted to Mr. Chemin that became fully vested and immediately exercisable in October 2007 as provided in his separation agreement.
          After giving effect to the acceleration of the outstanding equity-based awards made to Messrs. Koch and Chemin, based on the total awards outstanding at September 30, 2007, the Company estimates that its remaining compensation expense, net of tax, from the recognition of share-based compensation for outstanding awards will be approximately $5,226,086 in the fourth quarter of 2007, $5,537,767 in 2008, $5,533,254 in 2009, $4,310,738 in 2010 and $2,411,985 in 2011.
          On November 13, 2007, the Company entered into Change in Control Agreements with certain of its executive officers. The agreements entitle each officer to receive severance payments upon his termination by the Company without cause (as defined in the agreement) or by the officer for good reason (as defined in the agreement) within 12 months following a change in control (as defined in the agreement) involving the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as with our audited consolidated financial statements and notes thereto appearing in our Prospectus, dated April 19, 2007 and filed with the SEC on April 20, 2007, relating to our initial public offering (the “IPO Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption “Risk Factors” in our IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.
Our Business
          We generate revenues primarily by providing subsea construction and commercial diving services to the crude oil and natural gas exploration and production and gathering and transmission industries operating internationally and on the outer continental shelf of the Gulf of Mexico. Our customers include many of the large crude oil and natural gas producers, gathering and transmission companies and deepwater construction companies. In the second and third quarters of 2007, we made significant progress on implementing our strategy of continuing to expand our business from shallow water operations in the Gulf of Mexico to deepwater and international locations.
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
          We perform our services under dayrate or fixed-price contracts that are typically awarded through a competitive bid process. In the current environment, substantially all of our contracts are being performed on a dayrate basis. Under a dayrate contract, we are paid a daily rate, which consists of a base rate for our vessel and crews as well as cost reimbursements for materials and ancillary activities, for as long as we provide our services. Our dayrates are determined by prevailing market rates, vessel availability and historical rates paid by the specific customer. Fixed-price contracts define the services that we will provide for an agreed-upon fixed price and certain cost protections. Additional work, which is subject to customer approval, is billed separately. Revenues received in connection with the mobilization of our vessels under new contracts, as well as mobilization fees paid by us to vendors under contracts to charter vessels, are deferred and recognized on a straight-line basis over the period in which the related contract services are provided.
          We also operate a fabrication facility that supports our subsea construction and commercial diving operations. Although this business represents a relatively small portion of our revenues, it allows us to reduce our reliance on third-party suppliers and increase our ability to complete projects on a timely and cost-effective basis.
          Our costs of revenues are primarily a function of fleet configuration and utilization levels. The most significant costs we incur are charter costs, labor costs and related employee benefits, fuel, lube oil and third-party equipment rentals. A significant portion of the expenses incurred with operating each vessel are paid for or reimbursed by our customers. These reimbursable expenses include fuel, lube oil, meals and third-party equipment rentals. Typically, however, our customer contracts limit the total expenses for which we may seek reimbursement. We record reimbursements from customers as revenues and the related expenses as costs of revenues.
          Our revenues are affected by drydockings of our vessels for periodic upgrade, refurbishment and repair projects. Vessels in drydock do not earn income, and therefore our revenues will be adversely affected during these projects. Upgrade, refurbishment and repair projects are subject to delays and cost overruns inherent in any large construction project.

Our Outlook
          We currently have five dynamically positioned, or DP, vessels in service: the Gulmar Condor, the Seamec III, the Adams Surveyor, the Superior Endeavour and the Gulmar Falcon.
          The Gulmar Condor and the Seamec III experienced near full utilization during the third quarter of 2007 while working on a significant project in Trinidad for a major crude oil and natural gas exploration and production company. We also utilize the Crossmar XIV, a 250-foot, four-point construction barge, on the project in Trinidad under a cooperation agreement with Cross Logistics, Inc. The Trinidad project is on a dayrate basis and is scheduled to last through the end of 2007. We currently plan to maintain a DP vessel in Trinidad on an ongoing basis to support future projects in that location.
          The Adams Surveyor experienced a utilization rate of 82% during the third quarter of 2007 and is currently deployed in the Gulf of Mexico. The Superior Endeavour, which was in drydock for scheduled upgrades from early February 2007 to September 2007, has been placed back in service and began generating revenues in October 2007. The Gulmar Falcon, which was in drydock for scheduled upgrades from July 2007 to October 2007, has been placed back in service and began generating revenues in November 2007.
          The Toisa Puma, which is currently in drydock, has not generated any revenues for us to date and we are engaged in a dispute with the owner of the vessel. For additional information concerning the Toisa Puma, please read “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.
          Our four-point vessels continued to experience low utilization levels during the third quarter of 2007 and the first half of the fourth quarter of 2007, primarily due to decreased demand for four-point surface dive vessels in the Gulf of Mexico. This decreased demand has also resulted in a decline in average dayrates for our four-point vessels. In general, utilization and dayrates for four-point vessels operating in the Gulf of Mexico in 2007 have continued to be low relative to 2005 and 2006 and are not expected to improve for the foreseeable future. We are currently exploring the possibility of mobilizing some of our four-point vessels to locations outside of the Gulf of Mexico, both within the United States and internationally. We are currently considering several strategic options with regard to the Gulf Diver IV, including refurbishment or possible sale. As of September 30, 2007, the book value of the Gulf Diver IV was approximately $5.6 million. Any possible financial effect of these actions is not currently determinable.
          We are continuing to expand our business from shallow water operations in the Gulf of Mexico to deepwater and international locations. We expect that approximately 75% of our revenues for the fourth quarter of 2007 will be generated from non-hurricane-related, international operations. We have established an office in Trinidad in response to the demand of several large exploration and production companies operating in that area, and have opened an office in Dubai to increase our ability to serve customers in the Middle East and Africa.
          The foregoing statements concerning the fourth quarter of 2007 constitute forward-looking statements and are subject to risks and uncertainties, including those described under the caption “Risk Factors” in the IPO Prospectus. For additional information concerning forward-looking statements, please read “—Forward-Looking Information” below.

Our Fleet
          The following table contains information regarding the vessels in our fleet as of November 15, 2007:

			Year	Date
			Purchased	Placed in		Clear Deck		Moon Pool	Crane
		Own/	or Chartered	Service by	Length	Space		Launch/	Capacity
	Flag	Charter	by Superior	Superior	(feet) (1)	(sq. feet)	Accommodations	SAT Diving	(tons)
DP Vessels:
Superior Endeavour	Vanuatu	Own	2004 (2)	10/2004	265	8,600	61	Yes(3)	50
Gulmar Falcon	Panama	Charter(4)	2006	04/2006	220	9,235	73	Yes(3)	30
Gulmar Condor	Marshall	Charter(5)	2006	07/2007	341	10,764	128	Yes(3)	120/70
	Islands
Adams Surveyor	Bahrain	Charter(6)	2007	03/2007	228	5,084	54	No(7)	45
Toisa Puma	Liberia	Charter(8)	2007	—	253	4,672	60	Yes(3)	25
Seamec III	India	Charter(9)	2007	07/2007	304	5,124	90	Yes(3)	50/10
Four-Point Vessels:
Gulf Diver III	U.S.	Own	2003	09/2003	165	1,034	36	No	10
Gulf Diver IV (10)	U.S.	Own	2005	—	168	2,880	43	No	15
Gulf Diver V	U.S.	Own	2005	03/2006	180	3,330	23	No	15
Gulf Diver VI	U.S.	Own	2006	09/2006	166	2,890	38	No	15

(1)	We measure the length of each vessel from the tip of the bow to the farthest point on the stern. Other companies or regulatory bodies may measure vessel length differently than we do.

(2)	We chartered this vessel beginning in October 2004 and purchased this vessel in April 2005.

(3)	This vessel is equipped with a hyperbaric rescue chamber.

(4)	This charter expires in March 2008, subject to options to extend the charter for up to two additional six-month periods.

(5)	This charter expires in March 2009, subject to options to extend the charter for up to two additional six-month periods.

(6)	This charter expires in February 2008, subject to options to extend the charter for up to two additional six-month periods.

(7)	This vessel does not currently have a saturation diving system, but has positioning and reference systems that allow the operation of either a saturation diving system or ROVs.

(8)	This charter expires in July 2009, subject to options to extend the charter for up to two additional six-month periods. For additional information concerning the Toisa Puma, please read “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

(9)	This charter expires in January 2008, subject to options to extend the charter for up to three additional six-month periods.

(10)	This vessel has been in the shipyard for upgrade and refurbishment since we acquired it in December 2005. For additional information concerning the Gulf Diver IV, please read “—Our Outlook” above. We do not expect to place this vessel in service in 2007.
          In addition to the vessels that we own or charter on a long-term basis, during periods of significant demand we charter vessels on a short-term basis under contracts of less than six months. We also provide diving personnel and technical expertise on vessels and platforms owned and operated by third parties.
          In June 2007, we entered into a cooperation agreement with Cross Logistics, Inc., the owner of the Crossmar XIV, a 250-foot, four-point construction barge. The agreement expires in December 2007 and provides for us and Cross Logistics to cooperate in marketing our combined capabilities for certain projects and to perform any resulting contracts. We and Cross Logistics also have entered into a time charter for the Crossmar XIV pursuant to which we are currently providing diving personnel, dive equipment, an ROV and project supervision to the vessel in connection with our Trinidad project through the end of November 2007. The Trinidad customer is responsible for payment of all equipment and services provided under the charter. The Crossmar XIV is outfitted with a 140-ton crane and has clear deck space of 4,565 square feet.
          We also have entered into a contract for the construction of the Superior Achiever, a 430-foot, DP III deepwater construction and dive support vessel, which we expect to place in service in the second half of 2008. This vessel will be outfitted with a 300-ton heave-compensated abandonment and recovery winch, a 140-ton heave-compensated crane and a 160-ton crane. The vessel also will have both a diving moon pool and working moon pool and will be equipped with a 12-man, 1,000-foot rated, multichambered saturation diving system with hyperbaric rescue chamber, with the ability to support a 24-man, twin-bell system.
Factors Affecting Our Operations
          The primary factors affecting demand for our services are crude oil and natural gas prices, which in turn influence levels of capital spending on offshore drilling and field development. In the last several years, crude oil prices have increased substantially, with the annual average of the NYMEX West Texas Intermediate, or WTI, crude oil 12-month strip futures price increasing from $28.24 per barrel in 2003 to $69.47 per barrel in 2006. Natural gas prices have been more volatile over the same period: although the annual average of the Henry Hub natural gas 12-month strip futures price has increased from $5.28 per one million British thermal units, or Mmbtu, in 2003 to $8.55 per Mmbtu in 2006, the Henry Hub natural gas 12-month strip futures price has been as high as $12.47 per Mmbtu on September 29, 2005 and as low as $4.56 per Mmbtu on January 1, 2003. As of September 28, 2007, the NYMEX WTI crude oil 12-month strip futures price was $77.93, and the Henry Hub natural gas 12-month strip futures price was $7.75. We are also affected by strict regulatory policies in the U.S. Gulf of Mexico, which require periodic inspections, maintenance, repair and ultimately decommissioning of production facilities and infrastructure. Although demand for our services typically is highly correlated with capital spending on offshore drilling and development activities, recently our business has been influenced more significantly by the demand for hurricane-related repair work. Presently, all of our vessels are dedicated to infrastructure construction, inspection and repair projects.
          Vessel utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. Our vessel utilization is typically lower during the first quarter, and to a lesser extent the fourth quarter, due to winter weather conditions in the Gulf of Mexico.
          Another key performance measure for our business is vessel revenue days. Vessel revenue days indicate the total number of days that the vessels in our fleet and vessels subject to short-term charters generated revenues. Although the number of vessel revenue days related to our owned and long-term chartered vessels has increased as we have increased the size of our fleet, the number of vessel revenue days related to short-term charters also increased in 2006 due to the additional vessels we chartered in that period in response to increased demand for our services following Hurricanes Katrina and Rita. Vessel revenue days in the first three quarters of 2007 have suffered because of the drydocking of the Superior Endeavour for scheduled upgrades from early February 2007 to September 2007, the drydocking of the Gulmar Falcon for scheduled upgrades from July 2007 to October 2007, decreased demand for four-point vessels, and the successful completion of our provision of diving services and technical expertise to the Toisa Proteus in May 2007.
          The following table sets forth key indicators and performance metrics for our business:

	2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Number of vessels (as of end of period) (1)	6	7	7	8	9	9	10
Number of vessel revenue days (2):
Owned and long-term charter	236	363	330	380	196	234	307
Short-term charter	521	291	247	318	408	128	324

Total vessel revenue days	757	654	577	698	604	362	631

Vessel utilization (3)	91%	93%	85%	88%	45%	51%	56%

U.S. natural gas prices (4)	$9.04	$8.81	$8.49	$7.86	$7.98	$8.63	$7.66
NYMEX crude oil prices (5)	$66.20	$73.29	$73.74	$64.70	$61.87	$68.72	$73.29

(1)	The number of vessels as of the end of each period represents our DP and four-point vessels owned or under long-term charter. Vessels acquired are treated as added to our fleet as of the date we purchased the vessel. Vessels under long-term charter are treated as part of our fleet during the term of the charter. We define long-

term charters as charters of six months or longer. Our method of computation of number of vessels may or may not be comparable to other similarly titled measures of other companies. The number of vessels as of the end of certain periods included vessels that were not in service for those periods, as follows:
(a)	the first and second quarters of 2006 included the Gulf Diver IV and the Gulf Diver VI (owned);

(b)	the third quarter of 2006 included the Gulf Diver IV (owned) and the American Salvor (under long-term charter);

(c)	the fourth quarter of 2006 included the Gulf Diver IV (owned) and the American Salvor and Gulmar Condor (under long-term charter);

(d)	the first quarter of 2007 included the Gulf Diver IV (owned) and the Gulmar Condor (under long-term charter);

(e)	the second quarter of 2007 included the Gulf Diver IV and the Superior Endeavour (owned) and the Gulmar Condor (under long-term charter);

(f)	the third quarter of 2007 included the Gulf Diver IV (owned) and the Gulmar Falcon and the Toisa Puma (under long-term charter).
(2)	The number of vessel revenue days is the total number of days the vessels generated revenue. Our method of computation of number of vessel revenue days may not be comparable to other similarly titled measures of other companies.

(3)	Average vessel utilization is calculated by dividing the total number of days our owned or long-term chartered vessels generated revenues by the total number of days the vessels were available for service in each period and does not reflect days during the period between the dates vessels were acquired and initially placed in service and days vessels were in drydock for regulatory-related inspections and maintenance. Our method of computation of vessel utilization may or may not be comparable to other similarly titled measures of other companies.

(4)	Quarterly average of the Henry Hub natural gas 12-month strip futures price (dollars per Mmbtu).

(5)	Quarterly average of NYMEX WTI crude oil 12-month strip futures price (dollars per barrel).
Recent Events
     On October 18, 2007, we entered into an agreement and plan of merger with Ocean Flow International L.L.C. (“Ocean Flow”) pursuant to which we agreed to acquire, through a wholly owned subsidiary, all of the outstanding membership interests of Ocean Flow, a privately held deepwater subsea project engineering and management services firm. The consideration for the merger consists of 1,283,587 shares of our common stock, which will be issued pursuant to an exemption from registration under Section 4(2) under the Securities Act of 1933, as amended. The merger is scheduled to close by the end of November 2007 and is subject to customary conditions, including, among others, the following: (1) the accuracy of the representations and warranties made by each party; (2) obtaining certain consents and approvals; and (3) the absence of any material adverse change in the business, condition, prospects, properties or results of operations of Ocean Flow. The agreement contains customary termination rights.
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

Major Customers and Concentration of Credit Risk
     Our customers consist primarily of large crude oil and natural gas exploration and production, gathering and transmission companies and deepwater construction companies. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2007	2006	2007	2006
Customer A	69%	—	33%	—
Customer B	2%	16%	21%	9%
Customer C	—	9%	4%	16%
Customer D	—	13%	—	6%
Customer E	—	10%	—	4%
Customer F	—	—	—	12%
     The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of the customer’s capital expenditure budget and our ability to bid for and obtain the project. The capital expenditures of our customers are generally dependent on their views of future crude oil and natural gas prices and successful offshore drilling activity. Consequently, customers who account for a significant portion of our revenues in one year may represent an immaterial portion of revenues in subsequent years. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. As we have increased our focus on providing services in international locations, the composition of our customers has shifted as compared to prior periods.
     As of September 30, 2007, one customer accounted for 66% of total billed and unbilled receivables. At December 31, 2006, three customers accounted for 50% of total billed and unbilled receivables. Accounts receivable related to these customers totaled approximately $42.8 million and $28.0 million at September 30, 2007 and December 31, 2006, respectively.
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
Accounting for Stock-Based Compensation
     Prior to 2007, we had not granted stock-based awards to our executive officers or employees. However, during 2007 we have granted certain stock-based awards under our 2007 Stock Incentive Plan as follows (number of shares in thousands):

	Restricted Stock			Stock Options
		Weighted
		Average			Weighted
		Price on	Vesting		Average	Vesting
		Date of	Period	Number of	Exercise	Period
	Number of Shares	Grant	(years)	Shares	Price	(years)
April 2007 (1)	2,163	$15.00	3.0/4.5	752	$15.00	4
May 2007	122	18.21	3	97	18.13	4
July 2007	200	18.30	3	—	—	—
August 2007	64	13.77	3	104	13.77	4

(1)	The grant date with respect to the restricted stock and stock options was April 16, 2007, prior to the completion of our initial public offering.
     Stock options and restricted shares are granted at the market price of our common stock on the date of grant. Stock options vest in equal increments over four years, and restricted stock is generally subject to graded vesting over three or four-and-one-half years. The awards generally expire ten years from the date of grant.
     Statement of Financial Accounting Standards No. 123R, Share-Based Payments, requires an entity to recognize compensation expense in connection with share-based payments granted to employees, including restricted stock and stock options. Compensation expense is based on the fair value of the award on the date of grant and is recognized on a straight-line basis, net of related forfeitures, over the requisite service period of the award, generally the vesting period. The fair value of restricted stock is based on the market price of our common stock on the date of grant. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model which includes various assumptions.
     Compensation expense, net of tax, was $2.1 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. After giving effect to the acceleration of the outstanding equity-based awards made to R. Joshua Koch, Jr., our former Senior Vice President, General Counsel and Secretary, and Patrice Chemin, our former Chief Operating Officer and Executive Vice President of Africa and Middle East, pursuant to their respective separation agreements entered into October 2007, we estimate that our remaining compensation expense, net of tax, from the recognition of share-based compensation for outstanding awards will be approximately $5.2 million in the fourth quarter of 2007, $5.5 million in 2008, $5.5 million in 2009, $4.3 million in 2010 and $2.4 million in 2011.
     The foregoing estimates constitute forward-looking statements and are subject to risks and uncertainties. The actual future costs and timing of share-based payments could differ materially from these estimates. For more information regarding stock-based awards and our 2007 stock incentive plan, please read Note 12 to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
     The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this Quarterly Report on Form 10-Q, we disclose EBITDA, a non-GAAP financial measure. EBITDA is calculated as interest expense, net of capitalized interest, provision (benefit) for income taxes and depreciation and amortization.
     EBITDA is included in this Quarterly Report on Form 10-Q because our management believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and we and our investors commonly use EBITDA to measure our ability to service indebtedness.
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
     EBITDA for the three months ended September 30, 2007 and 2006 was approximately $7.8 million and $22.8 million, respectively, and EBITDA for the nine months ended September 30, 2007 and 2006 was approximately $7.0 million and $61.7 million, respectively. The following table reconciles EBITDA with our net cash provided by (used in) operating activities.

Reconciliation of EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands)
EBITDA	$7,792	$22,752	$7,022	$61,717

Less: interest expense, net of capitalized interest	(67)	(299)	(203)	(715)
Less: benefit (provision) for income taxes	(1,978)	(8,007)	569	(21,056)
Plus: gain (loss) on disposal of assets	64	(7)	36	148
Plus: provision for bad debt expense	110	67	2,094	507
Plus: stock-based compensation expense	3,259	—	5,488	—
Less: increase in accounts receivable	(29,762)	(3,589)	(15,627)	(25,198)
Less: increase in inventory	123	(144)	(84)	(301)
Less: (increase) decrease in prepaid expenses and other assets	(1,238)	(1,519)	(6,980)	(2,674)
Plus: (decrease) increase in accounts payable and accrued expenses	25,524	(955)	14,796	1,203
Plus: (decrease) increase in income taxes payable	—	3,950	(13,250)	10,097
Plus: increase in other liabilities	—	—	—	(57)
Plus: (decrease) increase in deferred income taxes	1,981	278	(349)	1,129

Net cash provided by (used in) operating activities	$5,808	$12,527	$(6,488)	$24,800

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in millions)
Number of vessel revenue days(1):
Owned and long-term charter	307	330	737	929
Short-term charter	324	247	860	1,059

Total vessel revenue days	631	577	1,597	1,988

Revenues	$75.5	$64.4	$171.7	$174.4
Cost of revenues (excluding depreciation and amortization)	55.6	36.7	131.2	98.2
Operating expenses	14.5	5.8	39.0	16.8
Non operating expenses (income)	(0.2)	0.2	3.1	0.6
Provision (benefit) for income taxes	2.0	8.0	(0.6)	21.1
Net income (loss)	3.6	13.7	(1.0)	37.7

(1)	The number of vessel revenue days is the total number of days the vessels generated revenue. Our method of computation of number of vessel revenue days may or may not be comparable to other similarly titled measures of other companies.
Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006
     Revenues. Revenues for the three months ended September 30, 2007 were $75.5 million compared with $64.4 million for the three months ended September 30, 2006, an increase of $11.1 million. Our total vessel revenue days were 631 in the third quarter of 2007 compared with 577 in the third quarter of 2006. Our owned and long-term charter vessel revenue days were 307 in the third quarter of 2007 compared with 330 in the third quarter of 2006, and our short-term charter vessel revenue days were 324 in the third quarter of 2007 compared with 247 in the third quarter of 2006. The increase in our revenues from the three months ended September 30, 2006 to the three months ended September 30, 2007 was mainly due to our Trinidad project, which commenced early in the third quarter of 2007. In addition, our revenues in the third quarter of 2007 were favorably affected by continued provision of diving personnel and technical expertise on vessels and platforms owned and operated by third parties. Revenues were negatively affected by the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007 and the drydocking of the Gulmar Falcon for scheduled upgrades beginning in July 2007, which collectively resulted in a loss of approximately 154 vessel revenue days in the third quarter of 2007. We placed the Superior Endeavour and the Gulmar Falcon back in service in September 2007 and October 2007, respectively. The Superior Endeavour, despite reentering service in the third quarter of 2007, did not generate revenues until early October, while the Gulmar Falcon did not generate revenues until early November. Revenues relating to our fabrication facility for the three months ended September 30, 2007 were $2.5 million compared with $2.8 million for the three months ended September 30, 2006, a decrease of $0.3 million, due to a decrease in the number of Gulf of Mexico projects requiring fabrication.
     Costs of Revenues (excluding depreciation and amortization). Costs of revenues consist mainly of vessel charter costs, labor costs and related employee benefits, fuel and third-party equipment rentals. Costs of revenues for the three months ended September 30, 2007 were $55.6 million compared with $36.7 million for the three months ended September 30, 2006, an increase of $18.9 million. This increase was substantially due to increased third party equipment and vessel rentals and related mobilization of $36.0 million in the third quarter of 2007 compared with $19.4 million for the third quarter of 2006. In addition, labor costs and related employee benefits costs were $14.8 million for the three months ended September 2007 compared with $8.4 million for the three months ended September 30, 2006, due to the addition of our foreign subsidiaries. Increased downtime for certain of our vessels due to equipment upgrades or low utilization also contributed to higher costs, as these vessels were unable to generate sufficient revenues to offset labor and other operating costs associated with the vessels.

     Operating Expenses. Operating expenses consist of selling, general and administrative costs not directly related to a specific project or job, depreciation and amortization, disposal of assets, insurance and bad debt expense. Operating expenses for the three months ended September 30, 2007 were $14.5 million compared with $5.8 million for the three months ended September 30, 2006, an increase of $8.7 million. This increase was attributable to several factors: salaries, labor costs and related employee benefits increased $2.1 million due to increases in salaries and the size of our staff; stock-based compensation increased $3.3 million due to awards made under the 2007 stock incentive plan; professional fees increased $1.7 million due to reporting and other obligations under the Securities Exchange Act of 1934, as well as compliance with the Sarbanes-Oxley Act.
     Non-Operating Expenses. Interest income, net for the three months ended September 30, 2007 was $0.2 million. Interest expense, net for the three months ended September 30, 2006 was $0.2 million.
     Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2007 was $2.0 million compared with $8.0 million for the three months ended September 30, 2006, a decrease of $6.0 million. This decrease was due to lower profitability. Our effective tax rate was 35.7% for the three months ended September 30, 2007 and 36.9% for the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006
     Revenues. Revenues for the nine months ended September 30, 2007 were $171.7 million compared with $174.4 million for the nine months ended September 30, 2006, a decrease of $2.7 million. Our total vessel revenue days were 1,597 for the nine months ended September 30, 2007 compared with 1,988 for the nine months ended September 30, 2006. Our owned and long-term charter vessel revenue days were 737 for the nine months ended September 30, 2007 compared with 929 for the nine months ended September 30, 2006, and our short-term charter vessel revenue days were 860 for the nine months ended September 30, 2007 compared with 1,059 for the nine months ended September 30, 2006. The net decrease in owned and long-term charter vessel revenue days is partially attributable to the drydocking of the Superior Endeavour for scheduled upgrades beginning in early February 2007 and the drydocking of the Gulmar Falcon for scheduled upgrades beginning in July 2007, which collectively resulted in a loss of approximately 272 vessel revenue days for the nine months ended September 30, 2007. We placed the Superior Endeavour and the Gulmar Falcon back in service in September 2007 and October 2007, respectively. Significantly lower utilization of our four-point vessels due to decreased demand in the Gulf of Mexico also contributed to the decrease in revenues in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. We experienced higher utilization of our four-point vessels for the nine months ended September 30, 2006 than we would normally expect because certain customers paid us standby rates to ensure that our vessels were available to make significant hurricane related repairs as weather improved. Our revenues for the nine months ended September 30, 2007 were favorably affected by our Trinidad project, which commenced early in the third quarter of 2007, and our continued provision of diving personnel and technical expertise on vessels and platforms owned and operated by third parties. The drydocking of the Superior Endeavour and the decrease of short-term charters in the first nine months of 2007 caused a shift in the composition of revenue days, which in combination with lower activity levels resulted in lower operating margins than achieved for the nine months ended September 30, 2006. Revenues relating to our fabrication facility for the nine months ended September 30, 2007 were $5.5 million compared with $10.6 million for the nine months ended September 30, 2006, a decrease of $5.1 million, due to a decrease in the number of Gulf of Mexico projects requiring fabrication.
     Costs of Revenues (excluding depreciation and amortization). Costs of revenues consist mainly of vessel charter costs, labor costs and related employee benefits, fuel and third-party equipment rentals. Costs of revenues for the nine months ended September 30, 2007 were $131.2 million compared with $98.2 million for the nine months ended September 30, 2006, an increase of $33.0 million. This increase was due to an increase in labor costs and related employee benefits in connection with the addition of employees of our foreign subsidiaries, a write-off of $1.0 million relating to tax withholding expense with respect to a foreign-owned vessel, and $0.7 million in charges relating to the Toisa Puma, for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Increased downtime for certain of our vessels due to equipment upgrades or low utilization also contributed to higher costs, as these vessels were unable to generate sufficient revenues to offset labor and other operating costs associated with the vessels.

     Operating Expenses. Operating expenses consist of selling, general and administrative costs not directly related to a specific project or job, depreciation and amortization, disposal of assets, insurance and bad debt expense. Operating expenses for the nine months ended September 30, 2007 were $39.0 million compared with approximately $16.8 million for the nine months ended September 30, 2006, an increase of $22.2 million. This increase was attributable to several factors: salaries, labor costs and related employee benefits increased $5.5 million; stock-based compensation increased $5.5 million due to awards made under the 2007 stock incentive plan; professional fees increased $4.5 million mainly due to reporting and other obligations under the Securities Exchange Act of 1934, as well as compliance with the Sarbanes-Oxley Act; and bad debt expense increased $1.6 million due to a write-off associated with one customer of $1.8 million. In addition, we incurred $0.8 million in connection with the relocation of our headquarters to Houston.
     Non-Operating Expenses (Income). Interest income, net for the nine months ended September 30, 2007 was $0.7 million. Interest expense, net for the nine months ended September 30, 2006 was $0.6 million. Loss on extinguishment of debt was $3.9 million due to the write-off of debt issuance costs upon the early payment of the senior secured term loan.
     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes for the nine months ended September 30, 2007 was ($0.6) million compared with $21.1 million for the nine months ended September 30, 2006, a decrease of $21.7 million. This decrease was due to lower profitability. Our effective tax rate was 35.4% for the nine months ended September 30, 2007 and 35.8% for the nine months ended September 30, 2006.
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
     We had cash and cash equivalents of approximately $7.5 million as of September 30, 2007, an increase of approximately $4.9 million from December 31, 2006. The primary sources of cash for the nine months ended September 30, 2007 were $141.5 million provided by financing activities. The primary uses of cash for the nine months ended September 30, 2007 were $117.7 million for capital expenditures, $6.5 million used by operating activities, $11.4 million deposited in a segregated account and in escrow to secure letters of credit required for the construction of the Superior Achiever and for other capital projects and charter agreements, and $2.4 million, net to acquire Subtech Diving and Marine. Major capital projects during the nine months ended September 30, 2007 included expenditures for the construction of the Superior Achiever, upgrades to the Superior Endeavour, the enhancement of existing vessels and the acquisition of diving equipment, including equipment relating to saturation diving systems.
     On April 25, 2007, we completed our initial public offering of 11,691,667 shares of our common stock, par value $0.01 per share, including 8,666,667 shares sold by us and 3,025,000 shares sold by selling stockholders. We received net proceeds from the initial public offering, after deducting the underwriting discount and expenses of the offering, of $118.0 million. On April 25, 2007, we:
•	repaid in full our senior secured term loan using approximately $68.4 million of the proceeds from our initial public offering and approximately $43.5 million of the proceeds from our senior secured term loan that were held in a segregated account;

•	used approximately $6.6 million of the proceeds from our initial public offering to repay outstanding borrowings under our revolving credit facility; and

•	used $28.0 million of the proceeds from our initial public offering to pay a special cash dividend to our existing stockholders.

     We used the remaining approximately $17.9 million of the proceeds from our initial public offering on capital expenditures during the three months ended June 30, 2007.
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
Capital Expenditures
     During the first nine months of 2007, we spent approximately $117.7 million on capital expenditures related to the construction of the Superior Achiever and related equipment as well as refurbishments and upgrades to our fleet and other items. We currently intend to spend an additional $17.1 million in the last three months of 2007 for capital expenditures related to the construction of the Superior Achiever, refurbishments and upgrades to our fleet and other items. In addition, we expect remaining total capital expenditures related to the construction of the Superior Achiever and related equipment in 2008 to be approximately $38.6 million.
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
Liquidity Needs
     Our business requires substantial capital to fund our vessel construction obligations and vessel charter obligations as well as our ongoing capital expenditure program. As of September 30, 2007, payments due on our contractual obligations during the next twelve months were approximately $200.0 million. Of such amount, scheduled payments of €6,173,500 (or $8,010,116) must be paid to the builder of the Superior Achiever on December 27, 2007 and January 2, 2008. We also expect to make significant additional capital expenditures over the next twelve months.
     We had cash and cash equivalents of approximately $7.5 million as of September 30, 2007. We have a senior secured credit facility that provides for up to $30.0 million in revolving credit loans, $14.3 million of which was outstanding as of September 30, 2007. Our borrowing base capacity, which is affected by the composition of our eligible domestic and foreign accounts receivable, was not sufficient to enable us to borrow significant additional funds under our existing senior facility at September 30, 2007. We are pursuing a new revolving credit facility that we believe would better accommodate the continuing expansion of our business into deepwater and international locations and provide greater liquidity and borrowing base capacity than is available under our existing senior secured credit facility.
     We also have a senior secured term loan facility that provides for up to $60.0 million in term loans. We had $55.0 million outstanding under this senior secured term loan facility as of September 30, 2007, and we currently do not have the ability to borrow any additional funds under that facility. We are negotiating a term loan facility with an alternative lender to refinance our existing senior secured term loan facility and to increase our ability to borrow. We anticipate entering into this new term loan facility in the fourth quarter of 2007; however, we may not be able to enter into a new facility on a timely basis or on terms that are acceptable to us and within the limitations contained in the documentation contained in our existing debt instruments. If we are unable to obtain a written commitment for a replacement term loan facility on or before November 30, 2007, or if we do not close on a new term loan by December 21, 2007, we will be in default under our existing term loan facility and the lender under our existing term loan facility will have the right to require us to repay all of the outstanding debt under that facility.

     We believe that our current cash on hand and our cash flow from operations for the next twelve months, together with availability under our senior secured credit facility and our replacement term loan facility that we expect to enter into in the fourth quarter of 2007, will be adequate during such period to meet our working capital requirements, to make our planned capital expenditures, to repay our debts as they become due and otherwise to operate our business. Nevertheless, our ability to fund planned capital expenditures, vessel charter obligations and to make payments on our indebtedness in the future will depend on our ability to generate cash, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and our ability to enter into a replacement term loan with additional availability. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business.
     To the extent we are unable to enter into a new replacement term loan facility or to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, or if available, such additional indebtedness or equity financing may not be available on a timely basis, on terms acceptable to us and within the limitations contained in the documentation contained in our existing debt instruments. In addition, we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale. Failure to obtain appropriate financing or additional indebtedness or to conclude any asset sales, should the need develop, could impair our ability to meet our working capital requirements, to make our planned capital expenditures, to repay our debts as they become due and otherwise to operate our business.
Long-Term Debt
     Long-term debt outstanding at September 30, 2007, including current maturities, was $59.2 million.
     Senior Secured Term Loan. In June 2007, we entered into a senior secured term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions led by Fortis Capital Corp., as administrative agent. The Term Loan Facility provides for up to $60.0 million in term loans.
     The Term Loan Facility is available for multiple borrowings in minimum amounts of $5.0 million beginning on June 20, 2007 through December 31, 2008. Amounts borrowed and repaid may not be reborrowed. Any commitments not drawn prior to December 31, 2008 will be cancelled. As of September 30, 2007, $55.0 million was outstanding under the Term Loan Facility.
     Borrowings under the Term Loan Facility bear interest, at our option, at either:
•	a base rate equal to the greater of
-	the federal funds effective rate, plus 0.50%; and

-	the prime lending rate;
plus a spread equal to 1.00% per annum, or
•	the London Interbank Offered Rate (“LIBOR”), plus a spread equal to 3.25% per annum.
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
     The Term Loan Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Term Loan Agreement) to consolidated EBITDA (as defined in the Term Loan Agreement) of no greater than 2.0 to 1.0 (the “Consolidated Leverage Ratio”);

•	the maintenance of a ratio of consolidated EBITDA to consolidated interest expense (as defined in the Term Loan Agreement) of at least 5.0 to 1.0;

•	the maintenance of a ratio of appraised fair market value of vessels (as defined in the Term Loan Agreement) and related equipment pledged as collateral to outstanding borrowings under the senior secured term loan facility of at least 1.20 to 1.0 until December 31, 2008 and 2.0 to 1.0 thereafter;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	restrictions on capital expenditures (as defined in the Term Loan Agreement);

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing our business.
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
     We are currently in compliance with the covenants contained in the Term Loan Agreement, other than the Consolidated Leverage Ratio for the quarter ended September 30, 2007 and the restrictions on capital expenditures for fiscal 2007. In November 2007, we obtained a waiver from the lender with respect to compliance with these covenants through the earlier of (1) December 31, 2007 and (2) the “waiver termination date,” which is defined as (a) November 30, 2007, if we have not received a written commitment from an alternative lender to refinance the Term Loan Facility by that date (the “Commitment Letter”) on terms and conditions satisfactory to the administrative agent in its sole discretion, (b) December 7, 2007, if the administrative agent under the senior secured credit facility has not consented to the refinancing of the Term Loan Facility in full in the terms and conditions described in the Commitment Letter, (c) December 21, 2007, if the Term Loan Facility has not been refinanced by that date, (d) the date on which any waiver of events of default under the senior secured credit facility ceases to be in full force and effect for any reason, (e) the date on which we fail to make a payment when due with respect to the construction of the Superior Achiever and (f) the date on which any event of default under the Term Loan Agreement, other than the existing defaults described above, occurs.
     The outstanding balance of $55.0 million under the Term Loan Facility was classified as current debt in the consolidated balance sheets as of September 30, 2007. Due to our non-compliance with certain covenants contained in the Term Loan Agreement, the debt is callable after November 30, 2007 if we do not obtain a written commitment for a replacement term loan facility with an alternate lender by that time. We are currently negotiating a term loan facility with an alternate lender to refinance the existing Term Loan Facility and to increase our ability to borrow.
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
     In August 2007, we entered into an amendment to our senior secured credit facility that, among other things, provides for revolving credit loans in an aggregate amount up to $15.0 million that will be secured by a first priority lien on our eligible foreign accounts receivable and guaranteed by the Export-Import Bank of the United States (the “Foreign Loan”). Amounts borrowed under the Foreign Loan would be counted towards, and would not be in addition to, the up to $30.0 million available under the existing revolving credit facility. The Foreign Loan will expire in February 2008. Borrowings under the Foreign Loan bear interest at LIBOR plus a spread ranging from 1.50% to 2.00%, subject to a performance-based grid.
     The proceeds of the senior secured credit facility may be used for our general corporate purposes, including vessel construction costs and refinancing of certain existing indebtedness.
     All borrowings under the senior secured credit facility, other than with respect to the Foreign Loan, bear interest, at our option, at either:
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

     The Credit Facility Agreement contains covenants that include, among others:
•	the maintenance of a ratio of consolidated total debt (as defined in the Credit Facility Agreement) to consolidated EBITDA (as defined in the Credit Facility Agreement) of no greater than 2.0 to 1.0 (the “Consolidated Leverage Ratio”);

•	the maintenance of a ratio of EBITDA minus the unfinanced portion of capital expenditures to fixed charges (the “Fixed Charge Coverage Ratio”) of at least 1.2 to 1.0;

•	restrictions on incurring indebtedness, including certain capital lease, guarantee and charter obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on selling assets or inventory outside the ordinary course of business;

•	restrictions on capital expenditures (as defined in the Credit Facility Agreement);

•	prohibitions on entering into sale and leaseback transactions; and

•	restrictions on transactions with affiliates and materially changing our business.
     In August 2007, we amended the senior secured credit facility to allow us to maintain a Fixed Charge Coverage Ratio of at least 0.8 to 1.0 for the quarter ended September 30, 2007.
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
     We are currently in compliance with the covenants contained in the Credit Facility Agreement, as amended, other than the maintenance of the Fixed Charge Coverage Ratio and the Leverage Ratio for the quarter ended September 30, 2007 and the restrictions on capital expenditures for fiscal 2007. In November 2007, we obtained a waiver from the lender with respect to compliance with these covenants for the quarter ended September 30, 2007 and amended the Credit Facility Agreement to allow us to maintain a Fixed Charge Coverage Ratio, determined for any period of four consecutive fiscal quarters, of at least 1.2 to 1.0 as of the end of each fiscal quarter, provided that the Fixed Charge Coverage Ratio for the fiscal quarter ending on (1) December 2007, the calculation of the Fixed Charge Coverage Ratio will be for the fiscal quarter beginning October 1, 2007, (2) March 2008, the calculation of the Fixed Charge Coverage Ratio will be for the two immediately preceding fiscal quarters ending as of March 2008 and (3) June 2008, the calculation of the Fixed Charge Coverage Ratio will be for the three immediately preceding fiscal quarters ending as of June 2008. The amendment to the Credit Facility Agreement also allows us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of at least 2.75 to 1.0, provided that the Consolidated Leverage Ratio as of the last day of the four consecutive fiscal quarters ending on March 31, 2008 may not exceed 3.0 to 1.0. Finally, the amendment to the Credit Facility Agreement permits us to make up to $75 million of capital expenditures during fiscal 2007 and $40 million of capital expenditures during each fiscal year thereafter, excluding permitted capital expenditures related to the Superior Achiever and related equipment to the extent financed or refinanced with certain term debt.

Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Long-term debt obligations, including current maturities	$59,245	$58,877	$269	$99	$—
Line of credit obligations	14,299	14,299	—	—	—
Vessel construction obligations (1)	51,950	51,950	—	—	—
Vessel charter obligations	91,168	64,445	26,723	—	—
Operating lease obligations	3,570	1,285	1,852	433	—
Purchase obligations	9,100	9,100	—	—	—

Total	$229,332	$199,956	$28,844	$532	$—

(1)	These amounts represent our obligations relating to the construction of the Superior Achiever as of September 30, 2007. The total estimated construction cost of the Superior Achiever, including equipment and change orders made to date, is expected to be approximately $123.1 million. As of November 1, 2007, we have paid the shipbuilder €47.6 million (or approximately $61.9 million) and equipment vendors approximately $9.3 million in connection with the construction of the Superior Achiever. The total estimated future capital expenditures for the construction of this vessel as of November 1, 2007 are expected to be approximately $51.9 million. We also may expend significant additional capital, currently estimated at up to $10.0 million, to enable the vessel to perform most full-field development services, including deepwater small-diameter pipelay and umbilical installation.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Forward-Looking Information
     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business and financial performance and results of operations, including statements about the following subjects:
•	our strategy, including the expansion and growth of our operations and our ability to make future acquisitions on attractive terms;

•	our plans, expectations and any effects of capitalizing on market conditions in the U.S. Gulf of Mexico, expanding the breadth of services in our core market, expanding our deepwater capabilities, pursuing international growth opportunities and expanding our fabrication capabilities;

•	the duration of, and our expected results from, the Trinidad project and our plans to expand our operations in Trinidad;

•	our plans to provide services in the Middle East and Africa;

•	our ability to enter into new contracts for subsea construction and commercial diving services and future utilization rates and contract rates for our vessels;

•	the correlation between demand for our services and customers’ expectations of energy prices;

•	future capital expenditures, including payment of the remaining liability relating to the Subtech acquisition and estimated costs for the construction of the Superior Achiever and the equipment necessary to enable the Superior Achiever to perform deepwater small-diameter pipelay and umbilical installation;

•	expected drydocking schedules and the dates vessels and equipment will be placed in service;

•	expected delivery of the Superior Achiever;

•	the planned specifications of the Superior Achiever;

•	the capabilities of our vessels following scheduled upgrades and refurbishments;

•	our expected results of operations for the fourth quarter of 2007;

•	expected sources of revenues in the fourth quarter of 2007;

•	sufficiency of funds for required capital expenditures, working capital and debt service;

•	plans regarding additional financing arrangements;

•	liabilities under laws and regulations protecting the environment;

•	expected outcomes of litigation, claims and disputes and their expected effects on our financial condition and results of operations;

•	expectations regarding improvements in diving and offshore construction activity; demand for our services, including the provision of diving resources and technical expertise on vessels and platforms owned and operated by third parties; operating revenues; operating and maintenance expense; insurance expense and deductibles; interest expense; debt level; and other matters with regard to the outlook of our business and industry; and

•	expectations of future stock-based compensation expense.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under the caption “Risk Factors” in our IPO Prospectus and the following:
•	crude oil and natural gas prices, and industry expectations about future prices;

•	demand for subsea construction and commercial diving services;

•	our ability to enter into and the terms of future contracts;

•	the impact of governmental laws and regulations;

•	the adequacy of sources of liquidity;

•	our ability to enter into and the terms of future financing arrangements;

•	uncertainties relating to the level of activity in offshore crude oil and natural gas exploration, development and production;

•	competition and market conditions in the subsea construction and commercial diving industry;

•	the availability of skilled personnel;

•	labor relations and work stoppages;

•	operating hazards, war, terrorism and cancellation or unavailability of insurance coverage;

•	the effect of litigation and contingencies; and

•	our inability to achieve our plans or carry out our strategy.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In February 2007, we entered into a senior secured credit facility, which bears interest at a variable rate as discussed above in Item 2 under the caption “Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facility.” As of September 30, 2007, the interest rate on borrowings outstanding under our senior secured credit facility was 7.75%. A hypothetical 100-basis point increase in the interest rate on borrowings outstanding under our senior secured credit facility would increase our annual interest payments by approximately $142,994.
     In June 2007, we entered into a six-year, $60.0 million senior secured term loan facility, which bears interest at a variable rate, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Senior Secured Term Loan” in Item 2 of Part I of this Quarterly Report on Form 10-Q. As of September 30, 2007, the weighted average interest rate on our senior secured term loan was 8.63%. A hypothetical 100-basis point increase in the interest rate on our senior secured term loan would increase our annual interest payments by approximately $550,000.
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

Item 4. Controls and Procedures.
     See Item 4T below.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     In June 2007, we entered into a contract for the charter of the Toisa Puma. The contract term for the charter is two years, subject to options to extend the charter for up to two additional six-month periods. The Toisa Puma was delivered to us in late July 2007. In September 2007, we entered into binding arbitration proceedings related to a dispute over the non-payment of certain fees under our two-year charter of the Toisa Puma, based on the readiness of the vessel for its intended use. We are asserting that we are not liable for the payment of fees of approximately $3.5 million under the charter. We are also seeking reimbursement of $0.7 million that we paid the vessel owner for the initial two-week period of the charter. Because the ultimate outcome of the arbitration cannot currently be determined, we have not recorded a provision in our consolidated financial statements for possible liabilities, which range from zero to approximately $3.5 million. In addition, the consolidated financial statements do not reflect amounts related to the possible recovery of the $0.7 million of fees already paid. We may be entitled to cancel the charter at no further cost to us if the vessel is not returned from drydock before December 8, 2007.
     We are routinely involved in litigation, claims and disputes arising in the ordinary course of our business. Except as discussed above, we do not believe that ultimate liability, if any, resulting from any such pending litigation will have a material adverse effect on our financial condition or results of operations.
Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of October 18, 2007, by and among Superior Offshore International, Inc., OFI Acquisition LLC, Ocean Flow International, L.L.C., and Karl Winter (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007).*

3.1
Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

10.1
Second Amendment to Credit Agreement dated as of August 14, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007).

10.2
Third Amendment to Credit Agreement dated as of August 24, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2007).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OFFSHORE INTERNATIONAL, INC.
Date: November 19, 2007	By:	/s/ James J. Mermis
James J. Mermis
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ Roger D. Burks
Roger D. Burks
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

Date: November 19, 2007	By:	/s/ Randy Putman
Randy Putman
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of October 18, 2007, by and among Superior Offshore International, Inc., OFI Acquisition LLC, Ocean Flow International, L.L.C., and Karl Winter (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007).*

3.1
Amended and Restated Certificate of Incorporation of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142394) (the “Form S-8”)).

3.2	Bylaws of Superior Offshore International, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-8).

10.1
Second Amendment to Credit Agreement dated as of August 14, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007).

10.2
Third Amendment to Credit Agreement dated as of August 24, 2007 among Superior Offshore International, Inc., as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2007).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.